Form 10-Q
period 2006-03-31
Newport Bancorp Inc
filed 2006-06-29
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51856

Newport Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4465271
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

(401) 847-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Newport Bancorp, Inc. filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on May 15, 2006. The Registration Statement included financial statements for the year ended December 31, 2005. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

NEWPORT BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Newport Bancorp, Inc., a Maryland corporation, was formed by Newport Federal Savings Bank (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. At March 31, 2006, Newport Bancorp had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$1,645	$1,695
Short-term investments	6,055	3,219

Cash and cash equivalents	7,700	4,914

Certificates of deposit	2,000	3,000
Securities available for sale, at fair value	6,377	6,334
Securities held to maturity, at amortized cost	2,201	2,292
Federal Home Loan Bank stock, at cost	3,114	3,040
Loans	242,906	234,179
Allowance for loan losses	(1,873)	(1,853)

Loans, net	241,033	232,326

Banking premises and equipment, net	5,910	6,000
Accrued interest receivable	905	909
Deferred income taxes	739	739
Bank-owned life insurance	1,825	1,807
Other assets	1,252	1,026

Total assets	$273,056	$262,387

LIABILITIES AND RETAINED EARNINGS
Deposits	$197,713	$192,581
Short-term borrowings	13,000	6,233
Long-term borrowings	42,493	43,890
Accrued expenses and other liabilities	1,862	1,699

Total liabilities	255,068	244,403

Commitments and contingencies

Retained earnings	18,158	18,133

Accumulated other comprehensive loss	(170)	(149)

Total retained earnings	17,988	17,984

Total liabilities and retained earnings	$273,056	$262,387

See accompanying notes to financial statements.

STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(Unaudited) (In thousands)
Interest and dividend income:
Interest and fees on loans	$3,537	$3,220
Interest on securities	84	71
Dividends on Federal Home Loan Bank stock	37	29
Interest on certificates of deposit	3	30
Interest on short-term investments	5	9

Total interest and dividend income	3,666	3,359

Interest expense:
Interest on deposits	817	499
Interest on short-term borrowings	140	14
Interest on long-term borrowings	575	668

Total interest expense	1,532	1,181

Net interest income	2,134	2,178
Provision for loan losses	20	66

Net interest income, after provision for loan losses	2,114	2,112

Other income:
Customer service fees	331	322
Gains on sales of loans	11	31
Miscellaneous	47	48

Total other income	389	401

Operating expenses:
Salaries and employee benefits	1,321	1,128
Occupancy and equipment, net	309	291
Data processing	253	256
Professional fees	96	78
Marketing	239	160
Other general and administrative	250	184

Total operating expenses	2,468	2,097

Income before income taxes	35	416
Provision for income taxes	10	159

Net income	$25	$257

See accompanying notes to financial statements.

STATEMENTS OF CHANGES IN RETAINED EARNINGS

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (In thousands)
Balance – December 31, 2004	$17,459	$(80)	$17,379

Comprehensive income:
Net income	257		257
Net unrealized gain/loss on securities available for sale		(25)	(25)

Total comprehensive income			232

Balance – March 31, 2005	$17,716	$(105)	$17,611

Balance – December 31, 2005	$18,133	$(149)	$17,984

Comprehensive income:
Net income	25		25
Net unrealized gain/loss on securities available for sale		(21)	(21)

Total comprehensive income			4

Balance – March 31, 2006	$18,158	$(170)	$17,988

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$25	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20	66
Amortization of net deferred loan fees	(25)	(47)
Depreciation and amortization of banking premises and equipment	148	153
Deferred income tax provision	—	129
Increase in bank-owned life insurance	(18)	(18)
Net change in:
Accrued interest receivable	4	(71)
Other assets	(226)	(242)
Accrued expenses and other liabilities	162	(55)

Net cash provided by operating activities	90	172

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	1,000	500
Purchase of securities available for sale:	(63)	(45)
Principal payments received on securities held to maturity:	91	138
Purchase of Federal Home Loan Bank stock	(74)	(2)
Loan originations, net of principal payments	(8,702)	(5,090)
Additions to banking premises and equipment	(58)	(110)

Net cash used by investing activities	(7,806)	(4,609)

Cash flows from financing activities:
Net increase (decrease) in deposits	5,132	(3,396)
Net increase in borrowings with maturities of three months or less	13,000	6,600
Proceeds from borrowings with maturities in excess of three months	—	1,000
Repayment of borrowings with maturities in excess of three months	(7,630)	(4,558)

Net cash provided (used) by financing activities	10,502	(354)

Net change in cash and cash equivalents	2,786	(4,791)
Cash and cash equivalents at beginning of period	4,914	11,952

Cash and cash equivalents at end of period	$7,700	$7,161

Supplementary information:
Interest paid on deposit accounts	$619	$545
Interest paid on borrowings	719	640
Income taxes paid	124	75

See accompanying notes to financial statements.

NEWPORT BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For additional information, refer to the financial statements and footnotes thereto of Newport Federal Savings Bank (the “Bank” or “Newport Federal”) included in Newport Bancorp, Inc.’s (the “Company” or “Newport Bancorp”) prospectus, dated May 15, 2006.

NOTE 2 – PLAN OF CONVERSION

A plan of conversion (the “Plan of Conversion”), was unanimously adopted by the Bank’s Board of Directors. Pursuant to the Plan of Conversion, which was approved by the Bank’s members at a special meeting of members held on June 27, 2006, the Bank will convert to a stock savings bank and will become a wholly owned subsidiary of the Company, a recently formed Maryland corporation. In connection with the Bank’s conversion, the Company will offer and sell shares of its common stock to eligible members of the Bank and, possibly, the public. In addition, the Company will establish and fund a charitable foundation with shares of Company common stock equal to 8% of the shares of common stock sold in the offering.

After the conversion, holders of withdrawable deposits in the Bank will not be entitled to share in any residual assets upon liquidation of the Bank. However, under applicable regulations, the Bank will, at the time of the conversion, establish a liquidation account in an amount equal to its total equity as of the date of the latest statement of financial condition contained in the final prospectus relating to the conversion.

The Company’s common stock sold to the public will be priced based upon the Company’s estimated pro forma market value of the Bank as determined by an independent appraisal. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At March 31, 2006, approximately $325,200 of conversion costs had been incurred and deferred.

NOTE 3 – EARNINGS PER SHARE

Because the Company had not issued any shares of common stock as of March 31, 2006, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

NOTE 4 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R became effective as of January 1, 2006 for the Company. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally is now measured at fair value at the grant date. The grant date fair value is required to be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost must be recognized over the requisite service period, often the vesting period. The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at this time.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $20.8 million at March 31, 2006, as compared to $19.8 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

Newport Federal has entered into to a purchase and sale agreement to acquire land for use as a new branch location located in Portsmouth, Rhode Island. The commitment totaling $2.2 million to purchase the property is contingent upon the receipt of several state and local approvals which Newport Federal is currently seeking.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased $10.7 million or 4.1% from $262.4 million at December 31, 2005 to $273.1 million at March 31, 2006 primarily due to an increase in loans receivable of $8.7 million from $232.3 million at December 31, 2005 to $241.0 million at March 31, 2006. The increase in loans receivable was funded in part by increased borrowings and was due primarily to continued strong loan originations for one- to four-family residences.

Cash and cash equivalents increased $2.8 million from $4.9 million at December 31, 2005 to $7.7 million at March 31, 2006, primarily due to a Federal Home Loan Bank certificate of deposit in the amount of $1.0 million maturing during the first quarter of 2006. Advances from the Federal Home Loan Bank increased $5.4 million from $50.1 million at December 31, 2005 to $55.5 million at March 31, 2006 and were used to help fund the Bank’s originations. Deposits increased $5.1 million from $192.6 million at December 31, 2005 to $197.7 million at March 31, 2006 due to an increase in certificate of deposits of $6.9 million, which was due to aggressive pricing on certificates of deposit to attract additional funds to support the continued demand for loans.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General.

Net income decreased by $232,000, or 90.3%, to $25,000 for the three months ended March 31, 2006 compared to $257,000 for the three months ended March 31, 2005. The decrease was primarily due to an increase in operating expense of $371,000, which was primarily related to increased salary and employee benefit expenses, increased marketing expenses and a $78,000 loss related to the charge off of a fraudulent check during the three months ended March 31, 2006.

Net Interest Income.

Net interest income for the three months ended March 31, 2006 was $2.1 million, which was $44,000 or 2.0% less than net interest income of $2.2 million for the three months ended March 31, 2005. The increase of $307,000 in our interest and dividend income was offset by an increase of $351,000, or 29.7% in our total interest expense to $1.5 million for the three months ended March 31, 2006 compared to $1.2 million for the three months ended March 31, 2005.

The following table summarizes changes in interest income and expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$3,537	$3,220	9.8%
Securities	84	71	18.3
Other earning assets	45	68	(33.8)

Total interest and dividend income	3,666	3,359	9.1

Interest expense:
Deposits	817	499	63.7%
Borrowings	715	682	4.8

Total interest expense	1,532	1,181	29.7

Net interest income	$2,134	$2,178	(2.0)

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$235,105	$3,537	6.02%	$219,529	$3,220	5.87%
Securities	8,603	84	3.91	8,938	71	3.18
Other interest-earning assets	8,942	45	2.01	12,897	68	2.11

Total interest-earning assets	252,650	3,666	5.80	241,364	3,359	5.57

Bank-owned life insurance	2,042			1,931
Noninterest-earnings assets	10,148			10,274

Total assets	$264,840			$253,569

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,208	12	0.18	$29,158	14	0.19
Savings accounts	36,238	29	0.32	42,749	50	0.47
Money market accounts	23,699	151	2.55	25,433	105	1.65
Certificates of deposit	72,954	625	3.43	54,514	330	2.42

Total interest-bearing deposits	159,099	817	2.05	151,854	499	1.31
FHLB advances	54,697	715	5.23	52,284	682	5.22

Total interest-bearing liabilities	213,796	1,532	2.87	204,138	1,181	2.31

Demand deposits	31,463			30,604
Noninterest-bearing liabilities	1,432			1,243

Total liabilities	246,691			235,985
Retained earnings	18,149			17,584

Total liabilities and retained earnings	$264,840			$253,569

Net interest income		$2,134			$2,178

Interest rate spread			2.93%			3.26%
Net interest margin			3.38%			3.61%
Average interest-earning assets to average interest-bearing liabilities			118.17%			118.24%

Total interest and dividend income increased 9.1% to $3.7 million for the three months ended March 31, 2006 from $3.4 million for the three months ended March 31, 2005 primarily due to an increase in interest earned on loans receivable. Interest earned on loans receivable increased 9.8% to $3.5 million for the three months ended March 31, 2006 from $3.2 million for the three months ended March 31, 2005 primarily due to an increase in the average balance of loans and an increase in the yield earned on loans. Average loans increased 7.1% to $235.1 million for the three months ended March 31, 2006 from $219.5 million for the three months ended March 31, 2005 and the yield earned on loans increased from 5.87% for the three months ended March 31, 2005 to 6.02% for the three months ended March 31, 2006. Interest earned on securities totaled $84,000 for the three months ended March 31, 2006 compared to $71,000 for the three months ended March 31, 2005 due to an increase in the yield earned on securities to 3.91%, the effect of which was partially offset by a decrease in the average balance of securities to $8.6 million for the three months ended March 31, 2006 compared to $8.9 million for the three months ended March 31, 2005. The increase in the yield earned on securities was due to an increase in short-term interest rates. Interest earned on other earning assets decreased to $45,000 for the three months ended March 31, 2006 compared to $68,000 for the three months ended March 31, 2005 due to a decrease in the average balance of other earning assets to $8.9 million from $12.9 million coupled with a decrease in the average yield to 2.01% from 2.11%. The average balance declined in part due to the maturities of Federal Home Loan Bank certificates of deposit of $2.5 million.

Total interest expense increased $351,000 to $1.5 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005 primarily due to an increase in the average balance of certificates of deposit of $18.5 million to $73.0 million from $54.5 million and an increase in the cost of total interest-bearing deposits to 2.05% from 1.31%. While the average balance of certificates of deposit increased for the three months ended March 31, 2006, the average balance of interest-bearing demand accounts, savings accounts and money market accounts declined during the same period. The cost of Federal Home Loan Bank advances increased 4.8% to $715,000 for the three months ended March 31, 2006 from $682,000 for the three months ended March 31, 2005 due to an increase in the average balance of $2.4 million to $54.7 million from $52.3 million and a slight increase in the cost to 5.23% from 5.22%.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,853	$1,655
Provision for loan losses	20	66
Total charge-offs	—	—
Total recoveries	—	—

Balance at end of period	$1,873	$1,721

Improvement in the local economy permitted a decrease in the provision from $66,000 to $20,000. Although we had two loans on non-accrual status at March 31, 2006, we do not consider these delinquencies to be an indication of weakness in the local economy as both of these loans were brought current in early April 2006.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One- to four-family	$322	$—
Total nonperforming assets	322	—
Total non-performing loans to total loans	0.13%	—%
Total non-performing loans to total assets	0.12	—
Total non-performing assets to total assets	0.12	—

The two non-accrual loans at March 31, 2006 totaling $322,000 were brought current in April 2006 and are currently performing in accordance with their terms.

Other Income. The following table summarizes other income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
Customer service fees	$331	$322	2.8%
Gain on sale of loans	11	31	(64.5)
All other	47	48	(2.1)

Total	$389	$401	(3.0)%

Income earned from customer service fees increased by $9,000 due to the increase in deposit accounts. Gains on the sale of loans decreased by $20,000 due to fewer loan sales during the three months ended March 31, 2006, during which only four loans were sold compared to 10 loans being sold during the three months ended March 31, 2005.

Operating Expense. The following table summarizes operating expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$1,321	$1,128	17.1%
Occupancy and equipment, net	309	291	6.2
Data processing	253	256	(1.2)
Professional fees	96	78	23.1
Marketing	239	160	49.4
All other	250	184	35.9

Total	$2,468	$2,097	17.7%

Salaries and employee benefits expense increased 17.1% or $193,000 to $1.3 million for the three months ended March 31, 2006 primarily due to annual raises, which accounted for approximately 25% of the increase, and staff additions, including the addition of three commercial loan officers. Occupancy and equipment increased due to inflation and professional fees increased $18,000 due to costs associated with being a public company. Marketing fees increased $79,000 for the three months ended March 31, 2006 primarily due to efforts to market Newport Federal’s deposit products. All other expense increased by 35.9% to $250,000 for the three months ended March 31, 2006 from $184,000 for the three months ended March 31, 2005 primarily due to a $78,000 loss resulting from the charge off of a fraudulent check during the 2006 quarter.

Income Taxes.

The provision for income tax expense for the three months ended March 31, 2006 was $10,000 compared to $159,000 for the three months ended March 31, 2005 due to substantially lower income before taxes of $35,000 for the three months ended March 31, 2006 compared to $416,000 for the three months ended March 31, 2005. The effective tax rate for the 2006 quarter was 28.6%, versus 38.2% for the 2005 period.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $7.7 million. Securities classified as available for sale provide additional sources of liquidity. In addition, at March 31, 2006, which is the most recent date for which information is available, we had the ability to borrow a total of approximately $39.7 million from the Federal Home Loan Bank of Boston. On March 31, 2006, we had $55.5 million of advances outstanding.

At March 31, 2006, we had $20.8 million in loan commitments outstanding, which consisted of $2.0 million of real estate loan commitments, $15.0 million in unused home equity lines of credit, $2.1 million in construction loan commitments and $1.7 million in commercial lines of credit commitments. Certificates of deposit due within one year of March 31, 2006 totaled $68.1 million, or 87.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual cash obligations as of March 31, 2006.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Debt obligations	$55,493	$13,000	$13,133	$12,100	$17,260
Operating lease obligations	1,070	108	195	192	575
Purchase obligations	2,250	2,250	—	—	—

Total	$58,813	$15,358	$13,328	$12,292	$17,835

The purchase obligations relate to an agreement Newport Federal has entered into to acquire land for use as a new branch location located in Portsmouth, Rhode Island. The obligation of Newport Federal to purchase the property is contingent upon the receipt of several state and local approvals which Newport Federal is currently seeking.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Newport Bancorp, Inc. is offering between 2,951,389 and 4,592,013 shares of its common stock for sale in connection with the conversion of Newport Federal Savings Bank from a mutual to the stock form of ownership. Newport Bancorp will be the holding company for Newport Federal Savings Bank. The offering is expected to increase the Bank’s equity by $25.4 million to $40.0 million. Following completion of the offering, we also will manage our capital for maximum stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Newport Federal’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale investment securities.

We have an Asset Liability Management Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

The following table presents the change in our net portfolio value at March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$12,265	(15,375)	(56)%	4.69%	(511)
200	17,249	(10,391)	(38)	6.43	(337)
100	22,448	(5,192)	(19)	8.16	(164)
0	27,640
(100)	31,894	4,253	15	11.06	127
(200)	32,963	5,323	19	11.31	152

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On May 15, 2006, the Company and the Bank entered into an Agency Agreement with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), who is acting as the Bank’s financial advisor during the conversion of the Bank from the mutual to stock form of organization and is also assisting in the marketing of the Company’s common stock during its stock offering. For these services, Sandler O’Neill will receive a marketing fee equal to 1.0% of the dollar amount of the common stock sold in the subscription and community offerings. No fee will be payable to Sandler O’Neill with respect to shares purchased by officers, directors and employees or their immediate families, or any common stock purchased by the Bank’s tax-qualified and non-qualified employee benefit plans.

The foregoing description of the terms of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, which is filed as Exhibit 1.1 hereto and incorporated by reference herein.

Item 6. Exhibits

1.1	Agency Agreement

3.1	Charter of Newport Bancorp, Inc.(1)

3.2	Bylaws of Newport Bancorp, Inc.(1)

4.0	Form of Stock Certificate of Newport Bancorp, Inc. (1)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132582) as amended, initially filed with the SEC on March 20, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: June 28, 2006	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: June 28, 2006	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer