Form 10-Q
period 2006-06-30
Newport Bancorp Inc
filed 2006-08-11
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51856

Newport Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4465271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

(401) 847-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2006, the registrant had 4,878,349 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited) (In thousands)
ASSETS
Cash and due from banks	$1,888	$1,695
Short-term investments	22,477	3,219

Cash and cash equivalents	24,365	4,914

Certificates of deposit	1,000	3,000
Securities available for sale, at fair value	6,431	6,334
Securities held to maturity, at amortized cost	2,095	2,292
Federal Home Loan Bank stock, at cost	3,709	3,040

Loans	254,684	234,179
Allowance for loan losses	(1,885)	(1,853)

Loans, net	252,799	232,326

Premises and equipment, net	6,069	6,000
Accrued interest receivable	1,011	909
Deferred income taxes	870	739
Bank-owned life insurance	1,845	1,807
Other assets	1,767	1,026

Total assets	$301,961	$262,387

LIABILITIES AND RETAINED EARNINGS
Deposits	$204,998	$192,581
Common stock subscription funds	36,969	—
Short-term borrowings	—	6,233
Long-term borrowings	39,662	43,890
Accrued expenses and other liabilities	2,162	1,699

Total liabilities	283,791	244,403

Retained earnings	18,355	18,133
Accumulated other comprehensive loss	(185)	(149)

Total retained earnings	18,170	17,984

Total liabilities and retained earnings	$301,961	$262,387

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited) (In thousands)
Interest and dividend income:
Interest and fees on loans	$3,807	$3,311	$7,344	$6,531
Interest on securities	98	74	182	145
Dividends on Federal Home Loan Bank stock	42	32	79	61
Interest on certificates of deposit	9	27	12	57
Interest on short-term investments	42	13	47	22

Total interest and dividend income	3,998	3,457	7,664	6,816

Interest expense
Interest on deposits	980	608	1,797	1,107
Interest on short-term borrowings	229	35	369	49
Interest on long-term borrowings	558	616	1,133	1,284

Total interest expense	1,767	1,259	3,299	2,440

Net interest income	2,231	2,198	4,365	4,376
Provision for loan losses	12	66	32	132

Net interest income, after provision for loan losses	2,219	2,132	4,333	4,244

Other income:
Customer service fees	345	350	676	672
Gain on sales of loans	3	41	14	72
Miscellaneous	58	45	105	93

Total other income	406	436	795	837

Operating expenses:
Salaries and employee benefits	1,268	1,170	2,589	2,298
Occupancy and equipment, net	306	290	615	581
Data processing	240	266	493	522
Professional fees	80	100	176	178
Marketing	236	158	475	318
Other general and administrative	182	206	432	390

Total operating expenses	2,312	2,190	4,780	4,287

Income before income taxes	313	378	348	794

Provision for income taxes	116	133	126	292

Net income	$197	$245	$222	$502

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (In thousands)
Balance at December 31, 2004	$17,459	$(80)	$17,379

Comprehensive income:
Net income	502	—	502
Net unrealized loss on securities available for sale	—	(30)	(30)

Total comprehensive income	—	—	472

Balance at June 30, 2005	$17,961	$(110)	$17,851

Balance at December 31, 2005	$18,133	$(149)	$17,984

Comprehensive income:
Net income	222	—	222
Net unrealized loss on securities available for sale	—	(36)	(36)

Total comprehensive income	—	—	186

Balance at June 30, 2006	$18,355	$(185)	$18,170

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$222	$502
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	32	132
Net accretion of securities	(8)	—
Amortization of net deferred loan fees	(66)	(89)
Depreciation and amortization of premises and equipment	298	293
Deferred income tax provision (benefit)	(131)	130
Increase in bank-owned life insurance	(38)	(36)
Net change in:
Loans held for sale	(150)	—
Accrued interest receivable	(102)	(113)
Other assets	(741)	(556)
Accrued expenses and other liabilities	463	(8)

Net cash (used) provided by operating activities	(221)	255

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	2,000	500
Purchases of securities available for sale	(133)	(95)
Principal payments received on securities held to maturity	205	280
Purchase of Federal Home Loan Bank stock	(669)	(63)
Loan originations, net of principal payments	(20,289)	(7,914)
Additions to premises and equipment	(367)	(246)

Net cash used by investing activities	(19,253)	(7,538)

Cash flows from financing activities:
Net increase in deposits	12,417	8,274
Net increase in common stock subscription funds	36,969	—
Net increase in borrowings with maturities of three months or less	—	2,000
Proceeds from borrowings with maturities in excess of three months	—	1,000
Repayment of borrowings with maturities in excess of three months	(10,461)	(6,429)

Net cash provided by financing activities	38,925	4,845

Net change in cash and cash equivalents	19,451	(2,438)
Cash and cash equivalents at beginning of period	4,914	11,952

Cash and cash equivalents at end of period	$24,365	$9,514

Supplementary information:
Interest paid on deposit accounts	$1,465	$1,114
Interest paid on short-term borrowings	374	49
Interest paid on long-term borrowings	1,158	1,314
Income taxes paid	485	520

See accompanying notes to consolidated financial statements.

NEWPORT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Newport Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Newport Federal Savings Bank (the “Bank) upon completion of the Bank’s conversion from the mutual form of organization to the stock holding company form of organization on July 6, 2006.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of the Bank’s financial statements included in the Company’s prospectus, dated May 15, 2006.

NOTE 2 – CONVERSION

On July 6, 2006, the Bank completed its conversion from the mutual form of organization to the stock form of organization pursuant to its plan of conversion (the “Plan of Conversion”) approved by its members at a special meeting of members held on June 27, 2006. In the conversion: (i) the Bank converted to a stock savings bank as the successor to the Bank in mutual form; (ii) the Bank became a wholly owned subsidiary of the Company, a Maryland chartered corporation; and (iii) the Company offered and sold its common stock to eligible members of the Bank. In addition, the Company established and funded a charitable foundation with shares of Company common stock equal to 7.4% of the shares issued in the stock offering. At June 30, 2006, approximately $832,000 of conversion costs had been incurred and deferred and are included in other assets.

The Company had received $37.0 million in stock subscription funds as of June 30, 2006. These funds were placed in a non-interest bearing checking account at the Bank. On July 14, 2006, a portion of the proceeds from the conversion were used to pay down $7.2 million of long-term FHLB borrowings, which resulted in a pre-payment penalty of $367,000.

After the conversion, holders of withdrawable deposits in the Bank are no longer entitled to share in any residual assets upon liquidation of the Bank. However, the Bank has established a liquidation account in an amount equal to its total equity as of the date of the latest statement of financial condition contained in the final prospectus relating to the conversion.

In connection with the conversion, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of July 6, 2006, 390,268 shares of the Company’s common stock had been purchased for approximately $3.9 million by the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Because the ESOP did not exist at June 30, 2006, no compensation expense related to the ESOP had been recognized at that time.

NOTE 3 –EARNINGS PER SHARE

There were no shares of the Company’s common stock outstanding at June 30, 2006. The Company’s stock began trading on July 7, 2006, on the NASDAQ Global Market, under the symbol NFSB.

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

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $19.1 million at June 30, 2006, as compared to $19.8 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

The Bank has entered into to a purchase and sale agreement to acquire land for use as a new branch location located in Portsmouth, Rhode Island. The commitment totaling $2.2 million to purchase the property is contingent upon the receipt of several state and local approvals which the Bank is currently seeking.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Newport Bancorp, Inc. (the “Company”) is a Maryland chartered savings and loan holding company established in March 2006 to be the holding company for Newport Federal Savings Bank (the “Bank”). Newport Bancorp did not own stock in the Bank until the public offering was completed on July 6, 2006. The Company’s business activity is the ownership of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential, multi-family and commercial real estate loans, and, to a lesser degree, construction and consumer loans primarily to individuals, families and small businesses located in Newport and Washington Counties, Rhode Island. In October 2005, the Bank merged with Westerly Savings Bank, a Rhode Island mutual financial institution with two branch locations in Westerly, Rhode Island. The Bank operates from five full-service locations, including our main office in Newport, Rhode Island and our branch offices in Middletown and Wakefield and two branch offices in Westerly, Rhode Island.

On July 6, 2006, the Company completed its initial public offering, issuing a total of 4,878,349 shares of the Company’s common stock, of which 390,268 shares were issued to the Newport Federal Savings Bank Employee Stock Ownership Plan, 361,359 shares, or 7.4%, were issued to the NewportFed Charitable Foundation, and 4,126,722 shares were issued to eligible depositors of the Bank. Net proceeds of the offering were $43.6 million.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although, we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examinations. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets at June 30, 2006 were $302.0 million, an increase of $39.6 million, or 15.1%, compared to $262.4 million at December 31, 2005. Short-term investments at June 30, 2006 were $22.5 million, an increase of $19.3 million, or 598.3%, compared to $3.2 million at December 31, 2005. The increase in short-term investments was the result of deposits from the pending stock offering.

Net loans receivable increased by $20.5 million, or 8.8%, to a balance of $252.8 million at June 30, 2006, compared to a balance of $232.3 million at December 31, 2005. Real estate-mortgage loans outstanding increased $14.0 million, and commercial loans outstanding increased $9.0 million. Construction loans and total consumer loans decreased by $446,000 and $1.9 million, respectively.

Deposit balances increased $12.4 million, or 6.4%, to $205.0 million at June 30, 2006 from $192.6 million at December 31, 2005. Core deposits (all deposits except certificates of deposit), a key emphasis for the Company, increased by $4.3 million, while time deposits also increased by $8.1 million.

Borrowings, consisting of FHLB Advances, decreased $10.5 million, or 20.9%, to $39.7 million at June 30, 2006, compared to a balance of $50.1 million at December 31, 2005.

Retained earnings at June 30, 2006 increased to $18.2 million, compared to $18.0 million at December 31, 2005, as a result of net income during the period of $222,000 offset in part by an increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

General.

Net income was $197,000 for the three months ended June 30, 2006 as compared to $245,000 for the three months ended June 30, 2005. The $48,000, or 19.6% decrease in 2006 from 2005 was primarily due to an increase in operating expenses, partially offset by an increase in net interest income and a decline in provision for loan losses.

Net income was $222,000 for the six months ended June 30, 2006 as compared to $502,000 for the six months ended June 30, 2005. The $280,000, or 55.8% decrease in 2006 from 2005 was primarily due to an increase in operating expenses and a decline in other income, partially offset by declines in provision for loan losses and provision for income taxes.

Net Interest Income.

The following table summarizes changes in interest income and expense for the three months ended June 30, 2006 and 2005.

	Three Months Ended June		% Change
	2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$3,807	$3,311	15.0%
Securities	98	74	32.4
Other earning assets	93	72	29.2

Total interest and dividend income	3,998	3,457	15.6

Interest expense:
Deposits	980	608	61.2%
Borrowings	787	651	20.9

Total interest expense	1,767	1,259	40.3

Net interest income	$2,231	$2,198	1.5

Interest income increased $541,000 in the second quarter of 2006 compared to the second quarter of 2005 reflecting increases in income from loan, investment and other earning assets of $496,000, $24,000, and $21,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $24.8 million and an increase in the yield of 21 basis points. The increase in securities income resulted from an increase in the yield of 123 basis points partially offset by a decrease in the average balance of securities of $262,000. The increase in other earning assets income resulted from an increase in the yield of 59 basis points partially offset by a decrease in the average other earning assets of $36,000.

Interest expense increased by $508,000 primarily due to a $406,000 increase in expense related to certificates of deposit. The average balance in CDs increased $21.9 million and the average cost of CDs increased 128 basis points. The cost of all other deposits decreased $34,000 primarily due to a decrease in the average balance of $14.2 million. The borrowing expense of FHLB advances increased $136,000 as a result of the increase in the average balance of $7.9 million, combined with the increase in the average rate paid of 24 basis points.

The interest rate spread and the net interest margin were 2.73% and 3.30% respectively, for the three months ended June 30, 2006, compared to 3.19% and 3.58% for the same periods in 2005. The yield on interest earning assets increased 28 basis points while the continued rise in short term rates has increased the interest expense on total interest bearing liabilities 74 basis points .

The following table summarizes changes in interest income and expense for the six months ended June 30, 2006 and 2005.

	Six Months Ended June		% Change
	2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$7,344	$6,531	12.4%
Securities	182	145	25.5
Other earning assets	138	140	(1.4)

Total interest and dividend income	7,664	6,816	12.4

Interest expense:
Deposits	1,797	1,107	62.3%
Borrowings	1,502	1,333	12.7

Total interest expense	3,299	2,440	35.2

Net interest income	$4,365	$4,376	(.3)

Interest income increased $848,000 in the six months ended June 30, 2006 compared to the same period in 2005 reflecting increases in loan and investment income of $813,000 and $37,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $20.2 million and an increase in the yield of 18 basis points. The increase in securities income resulted from an increase in the yield of 97 basis points, partially offset by a decrease in the average balance of securities of $298,000. The decrease in other earning assets income resulted from a decrease in the average other earning assets of $2.2 million, partially offset by an increase in the yield of 36 basis points.

Interest expense increased by $859,000 primarily due to a $701,000 increase in expense related to certificates of deposit. The average balance in CDs increased $20.2 million and the average cost of CDs increased 115 basis points. The cost of all other deposits decreased $11,000 primarily due to a decrease in the average balance of $12.7 million. The borrowing expense of FHLB advances increased $169,000 as a result of the increase in the average balance of $5.2 million combined with the increase in the average rate paid of 13 basis points.

The interest rate spread and the net interest margin were 2.84% and 3.34%, respectively, for the six months ended June 30, 2006, compared to 3.23% and 3.59% for the same period in 2005. The yield on interest earning assets increased 26 basis points while the continued rise in short term rates has increased the interest costs on total interest-bearing liabilities by 65 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$248,205	$3,807	6.14%	$223,392	$3,311	5.93%
Securities	8,549	98	4.59	8,811	74	3.36
Other interest-earning assets	13,633	93	2.73	13,669	72	2.14

Total interest-earning assets	270,387	3,998	5.91	245,872	3,457	5.63

Bank-owned life insurance	1,831			1,746
Noninterest-earnings assets	10,291			10,478

Total assets	$282,509			$258,096

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$27,093	14	0.21	$28,893	17	0.24
Savings accounts	34,834	28	0.32	42,571	53	0.50
Money market accounts	21,373	135	2.53	26,018	141	2.17
Certificates of deposit	80,227	803	4.00	58,290	397	2.72

Total interest-bearing deposits	163,527	980	2.40	155,772	608	1.56

Borrowings	58,923	787	5.34	51,035	651	5.10

Total interest-bearing liabilities	222,450	1,767	3.18	206,807	1,259	2.44

Demand deposits	32,453			31,879
Common stock subscription funds	7,898			—
Noninterest-bearing liabilities	1,396			1,509

Total liabilities	264,197			240,195

Retained earnings	18,312			17,901

Total liabilities and retained earnings	$282,509			$258,096

Net interest income		$2,231			$2,198

Interest rate spread			2.73%			3.19%
Net interest margin			3.30%			3.58%
Average interest-earning assets to average interest-bearing liabilities			121.55%			118.89%

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$241,691	$7,344	6.08%	$221,471	$6,531	5.90%
Securities	8,576	182	4.24	8,874	145	3.27
Other interest-earning assets	11,118	138	2.48	13,285	140	2.12

Total interest-earning assets	261,385	7,664	5.86	243,630	6,816	5.60

Bank-owned life insurance	1,819			1,755
Noninterest-earnings assets	10,519			10,460

Total assets	$273,723			$255,845

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,653	26	0.20	$29,025	31	0.21
Savings accounts	35,532	57	0.32	42,659	103	0.48
Money market accounts	22,530	286	2.54	25,728	246	1.91
Certificates of deposit	76,610	1,428	3.73	56,412	727	2.58

Total interest-bearing deposits	161,325	1,797	2.23	153,824	1,107	1.44

Borrowings	56,822	1,502	5.29	51,656	1,333	5.16

Total interest-bearing liabilities	218,147	3,299	3.02	205,480	2,440	2.37

Demand deposits	31,960			31,245
Common stock subscription funds	3,971			—
Noninterest-bearing liabilities	1,414			1,390

Total liabilities	255,492			238,115
Retained earnings	18,231			17,730

Total liabilities and retained earnings	$273,723			$255,845

Net interest income		$4,365			$4,376

Interest rate spread			2.84%			3.23%
Net interest margin			3.34%			3.59%
Average interest-earning assets to average interest-bearing liabilities			119.82%			118.57%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionately to the volume and rate changes. The net column represents the sum of the prior columns.

	For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest Income:
Loans receivable	$378	$118	$496
Investment securities	(17)	41	24
Other earning assets	—	21	21

Total interest-earning assets	361	180	541

Interest Expense:
Deposits	(32)	(340)	(372)
Borrowings	(104)	(32)	(136)

Total interest-bearing liabilities	(136)	(372)	(508)

Net change in interest income	$225	$(192)	$33

	For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest Income:
Loans receivable	$610	$203	$813
Investment securities	(5)	42	37
Other earning assets	77	(79)	(2)

Total interest-earning assets	682	166	847

Interest Expense:
Deposits	(56)	(634)	(690)
Borrowings	(136)	(33)	(169)

Total interest-bearing liabilities	(192)	(666)	(859)

Net change in interest income	$490	$(501)	$(11)

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,873	$1,721	$1,853	$1,655
Provision for loan losses	12	66	32	132
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—

Balance at end of period	$1,885	$1,787	$1,885	$1,787

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $12,000 and $32,000 for the three and six months ended June 30, 2006, respectively, compared to $66,000 and $132,000 for the three and six months ended June 30, 2005. There were no charge-offs in any of the periods. The change in the level of provision for loan losses was due to improvements in the local economy, which led to the reduction in provisions.

The following table provides information with respect to non-performing assets at the dates indicated. The Bank did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30, 2006	At June 30 2005
(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One- to four-family	—	—
Total nonperforming assets	—	—
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—	—
Total non-performing assets to total assets	—	—

There were no non-performing assets as of June 30, 2006 and 2005.

Other Income. The following table summarizes other income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Customer service fees	$345	$350	(1.4)%	$676	$672	0.6%
Gain on sales of loans	3	41	(92.7)	14	72	(80.6)
Miscellaneous	58	45	28.9	105	93	12.9

Total	$406	$436	(6.9)%	$795	$837	(5.0)%

Other income decreased $30,000 and $42,000 for the three and six-month periods ended June 30, 2006, respectively, compared to the prior periods. The decrease is attributable to a decrease in the gain on sales of loans due to the lower volume of loans sold in 2006 compared to 2005.

Operating Expense. The following table summarizes operating expenses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,268	$1,170	8.4%	$2,589	$2,298	12.7%
Occupancy and equipment, net	306	290	5.5	615	581	5.9
Data processing	240	266	(9.8)	493	522	(5.6)
Professional fees	80	100	(20.0)	176	178	(1.1)
Marketing	236	158	49.4	475	318	49.4
All other	182	206	(11.7)	432	390	10.8

Total	$2,312	$2,190	5.6%	$4,780	$4,287	11.5%

Operating expenses increased $122,000 and $493,000 for the three and six-month periods ended June 30, 2006 compared to the prior periods. Salaries and employee benefits increased, primarily due to annual raises, staff additions and increased benefit costs. Data Processing costs decreased $26,000 and $29,000 for the three and six months ended June 30, 2006, respectively, as compared to prior periods, primarily due to the consolidation of data processing contracts following the Bank’s merger with Westerly Savings Bank. Marketing costs have increased $78,000 and $157,000 for the three and six months ended June 30, 2006, respectively, compared to the prior periods primarily due to efforts to market the Bank’s deposit products. All other expenses increased by 10.8% for the six month period, primarily due to a $78,000 loss related to the charge off of a fraudulent check during January 2006.

Income Taxes.

The effective tax rate was 37.1% for the three months ended June 30, 2006 compared to 35.1% for the three months ended June 30, 2005. The change in the tax rate was attributable to a change in the amount of U.S. obligation income which is exempt from state taxation.

The effective tax rate was 36.2% for the six months ended June 30, 2006 compared to 36.8% for the six months ended June 30, 2005.

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

The Bank will regularly adjust investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $24.4 million. A major source of liquid assets at June 30, 2006 was customer deposits the bank received for stock purchases which totaled $37.0 million. Securities classified as available for sale provide additional sources of liquidity. In addition, at June 30, 2006 we had the ability to borrow a total of approximately $40.1 million from the Federal Home Loan Bank of Boston. At June 30, 2006, we had $39.7 million of advances outstanding.

At June 30, 2006, we had $19.1 million in loan commitments outstanding, which consisted of $1.2 of real estate loan commitments, $14.4 million in unused home equity lines of credit, $1.9 million in construction loan commitments and $1.6 million in commercial lines of credit commitments. Certificates of deposit due within one year of June 30, 2006 totaled $71.8 million, or 90.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual cash obligations as of June 30, 2006.

	Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Debt obligations	$39,662	$—	$13,695	$10,756	$15,211
Operating lease obligations	1,070	108	195	192	575
Purchase obligations	2,250	2,250	—	—	—

Total	$42,982	$2,358	$13,890	$10,948	$15,786

The purchase obligations relate to an agreement Newport Federal has entered into to acquire land for use as a new branch location located in Portsmouth, Rhode Island. The obligation of Newport Federal to purchase the property is contingent upon the receipt of several state and local approvals which Newport Federal is currently seeking.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

On July 6, 2006, we completed our initial public offering. We sold 4,516,990 shares at $10.00 per share, or $45,169,900, which increased our equity by approximately $43.8 million to $61.6 million. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce The Bank’s regulatory capital below regulatory required levels.

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

For the six months ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2006 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2006 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	12,265	-15,375	-56	4.69%	-511
200	17,249	-10,391	-38	6.43%	-337
100	22,448	-5,192	-19	8.16%	-164
0	27,640			9.80%
(100)	31,894	4,253	+15	11.06%	+127
(200)	32,963	5,323	+19	11.31%	+152

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s registration statement on Form S-1 filed with the SEC (the “Registration Statement”) which could materially affect our business, financial condition or future results. The Registration Statement is available through the SEC’s website at www.sec.gov. The risks described in the Registration Statement are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission Of Matters to a Vote of Security Holders

Non applicable

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of Newport Bancorp, Inc.(1)

3.2	Bylaws of Newport Bancorp, Inc.(1)

4.0	Stock Certificate of Newport Bancorp, Inc.(1)

10.1	Amendment to the Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy*

10.2	Amendment to the Employment Agreement between Newport Federal Savings Bank and Nino Moscardi*

10.3	Amendment to the Employment Agreement between Newport Federal Savings Bank and Ray Gilmore*

10.4	Employment Agreement between Newport Bancorp, Inc. and Kevin M. McCarthy*

10.5	Employment Agreement between Newport Bancorp, Inc. and Nino Moscardi*

10.6	Employment Agreement between Newport Bancorp, Inc. and Bruce A. Walsh*

10.7	Change in Control Agreement between Newport Federal Savings Bank and Bruce A. Walsh*

10.8	Change in Control Agreement between Newport Federal Savings Bank and Carol R. Silven*

10.9	Change in Control Agreement between Newport Federal Savings Bank and Paul F. Nardone*

10.10	Supplemental Executive Retirement Plan*

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132582) as amended, initially filed with the SEC on March 20, 2006.
*	Management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 11, 2006	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer