Form 10-Q
period 2006-09-30
Newport Bancorp Inc
filed 2006-11-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the exchange act).

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 14, 2006 the registrant had 4,878,349 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
	September 30, 2006	December 31, 2005
	(Unaudited) (In thousands)

ASSETS

Cash and due from banks	$3,292	$1,695
Short-term investments	13,153	3,219
Cash and cash equivalents	16,445	4,914

Certificates of deposit	-	3,000
Securities available for sale, at fair value	6,543	6,334
Securities held to maturity, at amortized cost	1,987	2,292
Federal Home Loan Bank stock, at cost	2,469	3,040

Loans	255,515	234,179
Allowance for loan losses	(1,935)	(1,853)
Loans, net	253,580	232,326

Premises and equipment, net	6,043	6,000
Accrued interest receivable	1,065	909
Deferred income taxes	1,807	739
Bank-owned life insurance	1,863	1,807
Other assets	927	1,026
Total assets	$292,729	$262,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$198,713	$192,581
Short-term borrowings	-	6,233
Long-term borrowings	32,198	43,890
Accrued expenses and other liabilities	2,563	1,699
Total liabilities	233,474	244,403

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued and outstanding at September 30, 2006	49	-
Additional paid in capital	47,184	-
Retained earnings	16,009	18,133
Unearned ESOP shares	(3,837)	-
Accumulated other comprehensive loss	(150)	(149)

Total stockholders’ equity	59,255	17,984

Total liabilities and stockholders’ equity	$292,729	$262,387

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited) (In thousands)

Interest and dividend income:
Interest and fees on loans	$3,933	$3,348	$11,277	$9,879
Interest on securities	99	78	281	223
Dividends on Federal Home Loan Bank stock	99	33	178	94
Interest on certificates of deposit	1	23	13	80
Interest on short-term investments	113	37	160	59
Total interest and dividend income	4,245	3,519	11,909	10,335

Interest expense:
Interest on deposits	969	694	2,766	1,801
Interest on short-term borrowings	-	16	369	65
Interest on long-term borrowings	429	596	1,562	1,880
Total interest expense	1,398	1,306	4,697	3,746

Net interest income	2,847	2,213	7,212	6,589
Provision for loan losses	50	66	82	198

Net interest income, after provision for loan losses	2,797	2,147	7,130	6,391

Other income:
Customer service fees	445	355	1,121	1,027
Gain on sales of loans	-	21	14	93
FHLB prepayment penalties	(367)	-	(367)	-
Miscellaneous	47	47	152	140
Total other income	125	423	920	1,260

Operating expenses:
Salaries and employee benefits	1,387	1,211	3,976	3,509
Occupancy and equipment, net	305	281	920	862
Data processing	278	270	771	792
Professional fees	118	201	294	379
Marketing	241	199	716	517
Contribution to NewportFed Charitable Foundation	3,614	-	3,614	-
Other general and administrative	180	277	612	667
Total operating expenses	6,123	2,439	10,903	6,726

Income (loss) before income taxes	(3,201)	131	(2,853)	925

Provision (benefit) for income taxes	(855)	217	(729)	509

Net income (loss)	$(2,346)	$(86)	$(2,124)	$416

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	ESOP	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Loss	Equity

Balance at December 31, 2004	-	$-	$-	$17,459	-	$(80)	$17,379

Comprehensive income:
Net income	-	-	-	416	-	-	416
Net unrealized loss on securities
available for sale				-		(58)	(58)
Total comprehensive income							358

Balance - September 30, 2005	-	$-	$-	$17,875	$-	$(138)	$17,737

Balance at December 31, 2005	-	$-	$-	$18,133	$-	$(149)	17,984

Comprehensive loss:
Net loss	-	-	-	(2,124)	-	-	(2,124)
Net unrealized loss on securities
available for sale	-	-	-	-	-	(1)	(1)
Total comprehensive loss	-	-	-	-	-	-	(2,125)
Issuance of common stock for initial public stock offering, net of expenses of $1.6 million	4,516,990	45	43,552	-	-	-	43,597
Issuance of common stock to NewportFed Charitable Foundation	361,359	4	3,610	-	-	-	3,614
Stock purchased for ESOP	-	-	-	-	(3,903)	-	(3,903)
Release of ESOP stock	-	-	22	-	66	-	88
Balance at September 30, 2006	4,878,349	$49	$47,184	$16,009	$(3,837)	$(150)	$59,255

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,124)	$416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	82	198
Net accretion of securities	(13)	-
Amortization of net deferred loan fees	(93)	(131)
Depreciation and amortization of premises and equipment	449	420
Amortization of unearned compensation	88	-
Deferred income tax provision (benefit)	(1,068)	130
Increase in bank-owned life insurance	(56)	(55)
Net change in:
Accrued interest receivable	(156)	(111)
Other assets	99	(423)
Accrued expenses and other liabilities	864	215
Contribution to NewportFed Charitable Foundation	3,614	-
Net cash provided by operating activities	1,686	659

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	3,000	1,500
Purchases of securities available for sale	(210)	(150)
Principal payments received on securities held to maturity	318	416
Redemption (purchase) of Federal Home Loan Bank stock	571	(63)
Loan originations, net of principal payments	(21,243)	(10,977)
Additions to premises and equipment	(492)	(205)
Net cash used by investing activities	(18,056)	(9,479)

Cash flows from financing activities:
Net increase in deposits	6,132	10,767
Net increase (decrease) in borrowings with maturities of three months or less	(5,000)	250
Proceeds from borrowings with maturities in excess of three months	-	1,000
Repayment of borrowings with maturities in excess of three months	(12,925)	(5,503)
Net proceeds from offering common stock	43,597	-
Stock purchased for ESOP	(3,903)	-
Net cash provided by financing activities	27,901	6,514

Net change in cash and cash equivalents	11,531	(2,306)
Cash and cash equivalents at beginning of period	4,914	11,952
Cash and cash equivalents at end of period	$16,445	$9,646

Supplementary information:
Interest paid on deposit accounts	$2,191	$1,785
Interest paid on short-term borrowings	374	65
Interest paid on long-term borrowings	1,631	1,910
Income taxes paid	760	630

See accompanying notes to unaudited consolidated financial statements.

NEWPORT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Newport Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Newport Federal Savings Bank (the “Bank”) upon completion of the Bank’s conversion from the mutual form of organization to the stock holding company form of organization on July 6, 2006. Financial information for periods prior to July 6, 2006 include only the accounts of the Bank as the Company had no assets and conducted no operations prior to such date.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of the Bank’s financial statements included in the Company’s prospectus, dated May 15, 2006.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimates pertain to the allowance for loan losses and the deferred tax asset.

NOTE 2 - CONVERSION

The Company was organized as a Maryland corporation at the direction of the Bank in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 6, 2006. In the Conversion: (i) the Bank converted to a stock savings bank as the successor to the Bank in mutual form; (ii) the Bank became a wholly owned subsidiary of the Company; and (iii) the Company offered and sold its common stock to eligible members of the Bank. In addition, the Company established and funded a charitable foundation with shares of Company common stock equal to 7.4% of the shares issued in the stock offering. Costs incurred in connection with the Conversion were recorded as $1.6 million. Net proceeds from the common stock offering amounted to approximately $43.6 million.

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. On July 6, 2006, the ESOP borrowed $3,902,680 from the Company and used such funds to purchase 390,268 shares of the Company’s common stock at a price of $10.00 per share. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants, which will occur as principal and interest payments are made by the ESOP to the Company. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. The Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

NOTE 4 -EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released. Earnings per common share data is not meaningful for the three months and the nine months ended September 30, 2006 and for the three months and nine months ended September 30, 2005 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on July 6, 2006.

NOTE 5 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R became effective as of January 1, 2006 for the Company. For public companies, the cost of employee services received in exchange for equity instruments, including options and restricted stock awards, generally is now measured at fair value at the grant date. The grant date fair value is required to be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost must be recognized over the requisite service period, often the vesting period. The Company has not granted any restricted stock awards or stock options, therefore the provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement.” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The Company does not expect that SAB 108 will have a significant impact on the reported results of operations or financial condition.

On September 20, 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).” This issue addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of analyzing the implications of EITF 06-4.

Also on September 20, 2006, the FASB ratified EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, Accounting for Purchases of Life Insurance.” This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 is not expected to have a material affect on the Company’s financial statements.

NOTE 6 - COMMITMENTS

Outstanding loan commitments totaled $24.2 million at September 30, 2006, as compared to $19.9 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On July 6, 2006, the Company completed its initial public offering, issuing a total of 4,878,349 shares of the Company’s common stock, of which 390,268 shares were issued to the Newport Federal Savings Bank Employee Stock Ownership Plan, 361,359 shares, or 7.4% were issued to the NewportFed Charitable Foundation, and 4,126,722 shares were issued to eligible depositors of the Bank.

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

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although, we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examinations. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Income Taxes. Newport Bancorp uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to loss carryforwards relating to the deduction of the donation to the Charitable Foundation that expire in 2011 are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the carryforward period. Newport Bancorp has provided a valuation allowance of $464,000 against the deferred tax asset related to this loss carryforward at September 30, 2006. This valuation allowance is assessed periodically for recoverability. The judgments applied by management consider the likelihood that this level of pretax income will be realized within the carryforward period in light of Newport Bancorp’s tax planning strategies and changes in market conditions.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $292.7 million, an increase of $30.3 million, or 11.5%, compared to $262.4 million at December 31, 2005, primarily due to the increase in net loans. Short-term investments at September 30, 2006 were $13.2 million, an increase of $10.0 million, or 312.5%, compared to $3.2 million at December 31, 2005. The increase in short-term investments was the result of the proceeds of the stock offering.

Net loans receivable increased by $21.3 million, or 9.2%, to a balance of $253.6 million at September 30, 2006, compared to a balance of $232.3 million at December 31, 2005. Real estate-mortgage loans outstanding increased $9.2 million, and commercial loans outstanding increased $12.3 million. Consumer loans decreased by $207,000. The growth in commercial loans is a result of the Bank’s increased focus on commercial lending and the addition of a commercial lender in January of 2006. There is still a strong demand in construction lending for residential property, as the Bank’s market area is still experiencing growth.

Deposit balances increased $6.1 million, or 3.2%, to $198.7 million at September 30, 2006 from $192.6 million at December 31, 2005. Core deposits (all deposits except certificates of deposit) decreased by $1.1 million, while time deposits increased by $7.2 million. With increases in short-term market interest rates, customers have increasingly shown a preference for short-term time deposits, rather than core deposit products.

Borrowings, consisting of FHLB advances, decreased $17.9 million, or 35.7%, to $32.2 million at September 30, 2006, compared to a balance of $50.1 million at December 31, 2005. The Bank paid off $10.7 million in short-term advances and prepaid $7.2 million in longer term advances with a portion of the proceeds from the stock offering.

Stockholders’ equity at September 30, 2006 increased to $59.3 million, compared to $18.0 million at December 31, 2005, as a result of the stock offering.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

General. The Company incurred a net loss of $2.3 million for the three months ended September 30, 2006 as compared to a net loss of $86,000 for the three months ended September, 2005. The increase in the loss in 2006 from 2005 was primarily due to the expense related to the $3.6 million pre-tax contribution to the Newport Fed Charitable Foundation as part of the common stock offering in July. This contribution expense was partially offset by the tax benefit related to the contribution. Net interest income and operating expenses increased, while other income decreased for the three months ended September 30, 2006.

The Company incurred a net loss of $2.1 million for the nine months ended September 30, 2006 as compared to net income of $416,000 for the nine months ended September 30, 2005. The expense related to the $3.6 million pre-tax contribution to the NewportFed Charitable Foundation was partially offset by the tax benefit derived from the contribution and income for the period. Net interest income and operating expenses increased, while other income decreased for the nine months ended September 30, 2006.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended September
	2006	2005	% Change
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$3,933	$3,348	17.5%
Securities	99	78	26.9
Other earning assets	213	93	129.0
Total interest and dividend income	4,245	3,519	20.6
Interest expense:
Deposits	969	694	39.6
Borrowings	429	612	(29.9)
Total interest expense	1,398	1,306	7.0
Net interest income	$2,847	$2,213	28.6

Interest income increased $726,000 to $4.2 for the three months ended September 30, 2006 compared to $3.5 million for the three months ended September 30, 2005, reflecting increases in income from loan, investment and other earning assets of $585,000, $21,000, and $120,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $29.2 million and an increase in the yield of 23 basis points. The increase in securities income resulted from an increase in the yield of 108 basis points partially offset by a decrease in the average balance of securities of $206,000. The increase in other earning assets income resulted from an increase in the yield of 284 basis points and an increase in average other earning assets of $791,000.

Interest expense increased by $92,000 for the three months ended September 30, 2006 primarily due to a $287,000 increase in expense related to certificates of deposit, which was partially offset by a decrease in interest paid on FHLB borrowings of $183,000. The average balance of certificate of deposits increased $15.5 million and the average cost of certificate of deposits increased 89 basis points. The cost of all other deposits decreased $12,000 primarily due to a decrease in the average balance of $11.2 million. The borrowing expense of FHLB advances decreased $183,000 as a result of the decrease in the average balance of $11.5 million, combined with the decrease in the average rate paid of 33 basis points.

The interest rate spread and the net interest margin were 3.27% and 4.08% respectively, for the three months ended September 30, 2006, compared to 3.11% and 3.56% for the same period in 2005. The yield on interest earning assets increased 44 basis points while the continued rise in short-term rates has increased the interest expense on total interest bearing liabilities by 28 basis points .

The following table summarizes changes in interest income and expense for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September
	2006	2005	% Change
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$11,277	$9,879	14.2%
Securities	281	223	26.0
Other earning assets	351	233	50.6
Total interest and dividend income	11,909	10,335	15.2
Interest expense:
Deposits	2,766	1,801	53.6
Borrowings	1,931	1,945	(0.7)
Total interest expense	4,697	3,746	25.4
Net interest income	$7,212	$6,589	9.5

Interest income increased $1,574,000 in the nine months ended September 30, 2006 compared to the same period in 2005 reflecting increases in income from loan, investment and other earning assets of $1,398,000, $58,000 and $118,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $23.2 million and an increase in the yield of 20 basis points. The increase in securities income resulted from an increase in the yield of 101 basis points, partially offset by a decrease in the average balance of securities of $267,000. The increase in other earning assets income resulted from an increase in the yield of 136 basis points partially offset by the decrease in average other earning assets of $936,000.

Interest expense increased by $951,000 primarily due to a $987,000 increase in expense related to certificates of deposit. The average balance in certificates of deposit increased $18.6 million and the average cost of certificates of deposit increased 105 basis points. The cost of all other deposits decreased $22,000 primarily due to a decrease in the average balance of $12.2 million. The borrowing expense of FHLB advances decreased $14,000 as a result of the decrease in the average balance of $457,000 combined with the increase in the average rate paid of 1 basis point.

The interest rate spread and the net interest margin were 2.97% and 3.60%, respectively, for the nine months ended September 30, 2006, compared to 3.18% and 3.58% for the same period in 2005. The yield on interest earning assets increased 33 basis points while the continued rise in short-term rates has increased the interest costs on total interest-bearing liabilities by 53 basis points.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$254,003	$3,933	6.19%	$224,790	$3,348	5.96%
Securities	8,502	99	4.66%	8,708	78	3.58%
Other interest-earning assets	16,272	213	5.24%	15,481	93	2.40%
Total interest-earning assets	278,777	4,245	6.09%	248,979	3,519	5.65%

Bank-owned life insurance	1,851			1,771
Noninterest-earnings assets	12,859			10,645
Total assets	$293,487			$261,395

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	26,569	15	0.23%	28,260	18	0.25%
Savings accounts	33,009	27	0.33%	42,325	46	1.43%
Money market accounts	26,948	179	2.66%	27,140	169	2.49%
Certificates of deposit	77,681	748	3.85%	62,195	461	2.96%
Total interest-bearing deposits	164,207	969	2.36%	159,920	694	1.74%

Borrowings	33,853	429	5.07%	45,370	612	5.40%
Total interest-bearing liabilities	198,060	1,398	2.82%	205,290	1,306	2.54%

Demand deposits	37,755			36,679
Noninterest-bearing liabilities	1,117			1,372
Total liabilities	236,930			243,341

Stockholders’ equity	56,555			18,054
Total liabilities and stockholders’ equity	$293,487			$261,395

Net interest income		$2,847			$2,213
Interest rate spread			3.27%			3.11%
Net interest margin			4.08%			3.56%
Average interest-earning assets to average interest-bearing liabilities			140.75%			121.28%

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$245,840	$11,277	6.12%	$222,590	$9,879	5.92%
Securities	8,551	281	4.38%	8,818	223	3.37%
Other interest-earning assets	13,089	351	3.58%	14,025	233	2.22%
Total interest-earning assets	267,480	11,909	5.94%	245,433	10,335	5.61%

Bank-owned life insurance	1,830			1,770
Noninterest-earnings assets	11,074			10,512
Total assets	$280,384			$257,715

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	26,625	41	0.21%	28,767	48	0.22%
Savings accounts	34,682	84	0.32%	42,546	149	0.47%
Money market accounts	24,019	465	2.58%	26,204	415	2.11%
Certificates of deposit	76,971	2,176	3.77%	58,361	1,189	2.72%
Total interest-bearing deposits	162,297	2,766	2.27%	155,878	1,801	1.54%

Borrowings	49,081	1,931	5.25%	49,538	1,945	5.24%
Total interest-bearing liabilities	211,378	4,697	2.96%	205,416	3,746	2.43%

Demand deposits	36,546			33,076
Noninterest-bearing liabilities	1,314			1,384
Total liabilities	249,238			239,876

Stockholders’ equity	31,146			17,839
Total liabilities and stockholders’ equity	$280,384			$257,715

Net interest income		$7,212			$6,589
Interest rate spread			2.97%			3.18%
Net interest margin			3.60%			3.58%
Average interest-earning assets to average interest-bearing liabilities			126.54%			119.48%

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

	For the Three Months Ended
	September 30, 2006 Compared to the Three Months
	Ended September 30, 2005
	Increase (Decrease) Due to
	(In thousands)
Interest Income:	Volume	Rate	Net
Loans receivable	$448	$137	$585
Securities	(15)	36	21
Other earning assets	(1)	121	120
Total interest-earning assets	432	294	726

Interest Expense:
Deposits	(19)	(256)	(275)
Borrowings.	148	35	183
Total interest-bearing liabilities	129	(221)	(92)
Net change in interest income	$561	$73	$634

	For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
	Increase (Decrease) Due to
	(In thousands)
Interest Income:	Volume	Rate	Net
Loans receivable	$1,058	$340	$1,398
Securities	(7)	65	58
Other earning assets	(14)	132	118
Total interest-earning assets	1,037	537	1,574

Interest Expense:
Deposits	(77)	(888)	(965)
Borrowings	18	(4)	14
Total interest-bearing liabilities	(59)	(892)	(951)
Net change in interest income	$978	$(355)	$623

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Balance at beginning of period	$1,885	$1,787	$1,853	$1,655
Provision for loan losses	50	66	82	198
Balance at end of period	$1,935	$1,853	$1,935	$1,853

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $50,000 and $82,000 for the three and nine months ended September 30, 2006, respectively, compared to $66,000 and $198,000 for the three and nine months ended September 30, 2005. There were no charge-offs in any of the periods. The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with refinements made in the allocated risk factors attributable to all components of our loan portfolio, during the three and nine months ended September 30, 2006, as compared to the same periods in 2005.

There were no non-performing assets as of September 30, 2006 and 2005 and the Bank did not have any troubled debt restructurings or any accruing loans past due 90 days or more as of September 30, 2006 and 2005.

Other Income. The following table summarizes other income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Customer service fees	$445	$355	25.4%	$1,121	$1,027	9.2%
Gain on sales of loans	-	21	(100.0)%	14	93	(84.9)%
FHLB prepayment penalties	(367)	-	100.0%	(367)	-	100.0%
Miscellaneous	47	47	0.0%	152	140	8.6%
Total	$125	$423	(70.4)%	$920	$1,260	(27.0)%

Other income decreased $298,000 and $340,000 for the three and nine-months ended September 30, 2006, respectively, compared to the same prior year periods. The decrease is attributable to prepayment penalties paid to the Federal Home Loan Bank of Boston. Management determined the best use of a portion of the stock offering proceeds was to pay down $7.2 million of its higher cost FHLB long-term borrowings in the third quarter of 2006.

Operating Expense. The following table summarizes operating expenses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$1,387	$1,211	14.5%	$3,976	$3,509	13.3%
Occupancy and equipment, net	305	281	8.5%	920	862	6.7%
Data processing	278	270	3.0%	771	792	(2.7)%
Professional fees	118	201	(41.3)%	294	379	(22.4)%
Marketing	241	199	21.1%	716	517	38.5%
Contribution to NewportFed Charitable Foundation	3,614	-	100%	3,614	-	100%
All other	180	277	(35.0)%	612	667	(8.2)%
Total	$6,123	$2,439	151.0%	$10,903	$6,726	62.1%

Total operating expenses increased by $3.7 million, or 151.0%, to $6.1 million for the three months ended September 30, 2006 from $2.4 million for the three months ended September 30, 2005. The increase is primarily attributed to the $3.6 million contribution of Company stock made to the Newport Fed Charitable Foundation as part of our initial public stock offering. Salaries and employee benefits also increased by $176,000, or 14.5%, to $1.4 million for the three months ended September 30, 2006. This increase is primarily due to the $88,000 in ESOP related expenses recorded during the three months ended September 30, 2006. Professional fees decreased $83,000, or 41.3%, to $118,000 for the three months ended September 30, 2006 from $201,000 for the three months ended September 30, 2005. This decrease is primarily attributed to legal fees related to the merger of Newport Federal Savings Bank and Westerly Savings Bank in the fourth quarter of 2005. Marketing expense increased $42,000, or 21.1% for the three months ended September 30, 2006 primarily relating to increased marketing efforts for the Westerly offices.

Total operating expenses increased by $4.2 million, or 62.1%, to $10.9 million for the nine months ended September 30, 2006 from $6.7 million for the nine months ended September 30, 2005. The increase is primarily attributed to the $3.6 million contribution of Company stock made to the Newport Fed Charitable Foundation as part of our initial public stock offering. Salaries and employee benefits also increased by $467,000, or 13.3%, to $4.0 million for the nine months ended September 30, 2006. This increase is mainly attributed to raises, staff additions and increased benefit costs, including the ESOP expense of $88,000. Professional fees decreased $85,000, or 22.4%, to $294,000 for the nine months ended September 30, 2006 from $379,000 for the nine months ended September 30, 2005. This decrease is primarily attributed to legal fees related to the merger of Newport Federal Savings Bank and Westerly Savings Bank in the fourth quarter of 2005. Marketing expense increased $199,000, or 38.5% for the nine months ended September 30, 2006 primarily relating to increased marketing efforts for the Westerly offices.

Income Taxes. Income tax benefit was $855,000 for the three months ended September 30, 2006, which is a direct result of the pre-tax loss for the period, as compared to income tax expense of $217,000 for the three months ended September 30, 2005. Our effective tax benefit rate was 26.7% for the three months ended September 30, 2006, compared to an effective tax expense rate of 165.6% for the three months ended September 30, 2005. The high rate for the three months ended September 30, 2005 relates to merger expenses, which are not deductible for tax purposes.
Income tax benefit was $729,000 for the nine months ended September 30, 2006, which is a direct result of the pre-tax loss for the period, as compared to income tax expense of $509,000 for the nine months ended September 30, 2005. Our effective tax benefit rate was 25.6% for the nine months ended September 30, 2006, compared to an effective tax expense rate of 55.0% for the nine months ended September 30, 2005. The high rate for the three months ended September 30, 2005 relates to merger expenses, which are not deductible for tax purposes. The lower effective tax rates in 2006 relate to deferred tax assets applicable to loss carryforwards relating to the deduction of the donation to the Charitable Foundation that expire in 2011 which are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the carryforward period. Newport Bancorp has provided a valuation allowance of $464,000 against the deferred tax asset related to this loss carryforward at September 30, 2006. This valuation allowance is assessed periodically for recoverability.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $16.4 million. A major source of liquid assets at September 30, 2006 was the proceeds of the issuance of stock. Securities classified as available for sale provide additional sources of liquidity. In addition, at September 30, 2006 we had the ability to borrow a total of approximately $63.5 million from the Federal Home Loan Bank of Boston. At September 30, 2006, we had $32.2 million of advances outstanding.

At September 30, 2006, we had $24.2 million in loan commitments outstanding, which consisted of $4.5 of real estate loan commitments, $15.3 million in unused home equity lines of credit, $2.1 million in construction loan commitments and $2.3 million in commercial lines of credit commitments. Certificates of deposit due within one year of September 30, 2006 totaled $71.8 million, or 91.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual cash obligations as of September 30, 2006.

		Payments due by period
			One to
		Less than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	5 Years
			(In thousands)
Debt obligations	$32,198	$2,196	$9,670	$5,171	$15,161
Operating lease obligations	1,070	108	195	192	575
Purchase obligations	2,250	2,250	-	-	-
Total	$35,518	$4,554	$9,865	$5,363	$15,736

The purchase obligations relate to an agreement Newport Federal has entered into to acquire land for use as a new branch location located in Portsmouth, Rhode Island. The obligation of Newport Federal to purchase the property is contingent upon the receipt of several state and local approvals which Newport Federal is currently seeking.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

On July 6, 2006, we completed our initial public offering. We sold 4,516,990 shares at $10.00 per share, or $45,169,900, which increased our equity by approximately $43.6 million. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity was reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities and the pay down of $10.7 million in FHLB short-term borrowings and $7.2 million in FHLB long-term borrowings. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce the Bank’s regulatory capital below regulatory required levels.

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

For the nine months ended September 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2006 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2006 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$13,856	$-15,454	-53	4.75%	-465
200	18,554	-10,756	-37	6.23%	-317
100	23,418	-5,892	-20	7.69%	-170
0	29,310	0		9.40%
(100)	34,687	5,377	18	10.87%	+148
(200)	36,835	7,525	26	11.40%	+200

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

Item 4.      Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided for the Company’s sale of its common stock as part of the conversion.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-132582) was May 15, 2006. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

b.	The class of securities registered was common stock, par value $0.01 per share.

c.
The offering was consummated on July 6, 2006. Of the 4,959,375 shares registered for issuance, 4,592,013 shares (or $45,920,130) were registered for sale in the offering, and 367,362 shares were registered for contribution to the NewportFed Charitable Foundation. Of the 4,959,375 shares registered, 4,878,349 shares were issued, including 4,516,990 shares (or $45,169,900) sold in the offering, and 361,359 shares contributed to the NewportFed Charitable Foundation.

d.
The expenses incurred to date in connection with the stock offering were $1.6 million, including expenses paid to and for underwriters of $392,325 and other expenses of $1.2 million. The net proceeds resulting from the offering after deducting expenses was $43.6 million.

e.	The net proceeds have been invested in loans and cash and cash equivalents.

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

Newport Bancorp, Inc.

Date: November 14, 2006	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer