Form 10-K
period 2006-12-31
Newport Bancorp Inc
filed 2007-03-26
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 0-51856

NEWPORT BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES (State or other jurisdiction of incorporation or organization)	20-4465271 (I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island (Address of principal executive offices)	02840 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐       No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):                                Large Accelerated Filer ☐                                                      Accelerated Filer ☐                                           Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes   ☐        No    ☒

There was no stock outstanding as of June 30, 2006.

The number of shares outstanding of the registrant’s common stock as of March 15, 2007 was 4,878,349.

INDEX

Index

This report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts; rather, they are statements based on Newport Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Newport Bancorp, Inc. operates, as well as nationwide, Newport Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation.  For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Newport Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 1.	BUSINESS

General

Newport Bancorp, Inc. (“Newport Bancorp” or the “Company”) is a Maryland chartered company established in March 2006 to become the holding company for Newport Federal Savings Bank (“Newport Federal” or the “Bank”).  Newport Bancorp’s business activity is the ownership of the outstanding capital stock of Newport Federal.  Newport Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Newport Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.  In the future, Newport Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888.  In October 2005, Newport Federal merged with Westerly Savings Bank, a Rhode Island mutual financial institution with two branch locations in Westerly, Rhode Island. The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Bank’s market area.  Newport Federal attracts deposits from the general public and uses those funds to originate one- to four-family residential loans, multi-family loans, commercial real estate loans, construction loans and consumer loans.

The Bank’s website address is www.newportfederal.com.  Information on this website should not be considered a part of this Form 10-K.

Stock Conversion

On July 6, 2006, in accordance with a Plan of Conversion, Newport Federal, a federally chartered mutual savings bank, was reorganized into a federally chartered stock savings bank under the operation of a stock holding company, Newport Bancorp. In connection with the conversion, the Company issued an aggregate of 4,878,349 shares of common stock, at an offering price of $10 per share. The Company’s stock began trading on July 7, 2006, on the Nasdaq Stock Market LLC, under the symbol “NFSB”.

In connection with the conversion, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares issued in the stock offering.  The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Market Area

Newport Federal is headquartered in Newport, Rhode Island.  In addition to the Bank’s main office in Newport, the Bank operates four other full-service branch offices in Rhode Island:  one each in Middletown and in

Index

Wakefield and two in Westerly.  The Bank considers Newport and Washington Counties, Rhode Island to be its primary market area.  According to the Environmental Systems Research Institute and the United States Census Bureau, the population of Newport and Washington Counties in 2006 was approximately 85,445 and 130,442, respectively.  Newport County is expected to grow by less than 1.0% through 2011, with the number of people aged 15-34 growing by 2.28% and the number of people 55 and older growing by 6.82%.  By 2011, households with incomes of $50,000 or more are expected to grow by 12.64%, while households earning less than $50,000 are expected to decline by 38.61%.  The two top industries in the County are currently retail and dining and drinking establishments, which are likely to continue to be supported by the projected increase in the average household income of 25.58%.

Competition

Newport Federal faces significant competition for the attraction of deposits and origination of loans.  The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities.  At June 30, 2006, which is the most recent date for which data is available from the FDIC, the Bank held approximately 12.83% of the deposits in Newport County, Rhode Island and approximately 3.40% of the deposits in Washington County, Rhode Island.  In addition, banks owned by large holding companies such as Bank of America Corporation, Citizens and Sovereign also operate in our market area.  These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

The Bank’s competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies, credit unions and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General.  The largest segment of the Bank’s loan portfolio is real estate mortgage loans, primarily one- to four-family residential loans. The other significant segment of the Bank’s loan portfolio is commercial real estate loans.  To a lesser degree, Newport Federal also originates multi-family and construction loans, as well as consumer loans.  The Bank originates loans for investment purposes, although the Bank occasionally may sell a portion of one- to four-family residential loans into the secondary market.

One- to Four-Family Residential Loans.  The Bank’s origination of mortgage loans enables borrowers to purchase or refinance existing homes located in Rhode Island, Southeastern Connecticut and, to a lesser extent, Southeastern Massachusetts, although our primary lending market is Newport and Washington Counties, Rhode Island.

Newport Federal’s residential lending policies and procedures conform to the secondary market guidelines as we occasionally sell qualifying fixed-rate loans into the secondary market.  The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, and to a lesser extent, 40 years.  Newport Federal also offers adjustable-rate mortgage loans.  Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees

Index

for multi-year adjustable-rate mortgages (“ARMs”).  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Interest rates and payments on the Bank’s adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to three years.  Interest rates and payments on the Bank’s adjustable-rate loans generally are adjusted to a rate typically equal to a percentage above the one-year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  Newport Federal does not offer loans with negative amortization and generally does not offer interest only loans.

The Bank generally does not make conventional loans with loan-to-value ratios exceeding 95%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  Newport Federal requires all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  The Bank generally requires title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Multi-Family and Commercial Real Estate Loans.  Newport Federal offers fixed- and adjustable-rate mortgage loans secured by commercial and multi-family real estate.  The Bank’s commercial and multi-family real estate loans are generally secured by five to ten unit apartment buildings, small office buildings, two to four unit mixed-use retail and residential properties and hospitality establishments.  These properties are primarily located in Newport and Washington Counties in Rhode Island, and to a lesser extent other cities and towns in Rhode Island and New London County, Connecticut.

Newport Federal originates a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 10 years.  These adjustable-rate loans include loans that adjust based on the five-year FHLB Classic Rate Advance Index, adjustable every five years.  Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value.

As of December 31, 2006, the Bank’s largest commercial loan was $1.83 million.  This loan is secured by a single family dwelling, which is owned by a corporation.  This loan was performing in accordance with its original terms at December 31, 2006.

Home Equity Loans and Lines. Newport Federal offers home equity loans with a maximum combined loan to value ratio of 80% or less.  Home equity lines of credit have adjustable rates of interest that are indexed to the Prime Rate as published by The Wall Street Journal.  Home equity loans have fixed interest rates and terms that typically range from five to 15 years, but may have terms as long as 20 years.

Construction Loans. Newport Federal originates construction loans for one- to four-family homes and commercial, multi-family and other nonresidential purposes.  The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  One- to four-family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements.  Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements.  At December 31, 2006, the largest construction loan was for $1.16 million, of which $1.14 million was advanced.  This loan was performing according to its terms at December 31, 2006.  Construction loans to individuals are generally made on the same terms as Newport Federal’s one- to four-family mortgage loans.

Index

Consumer Loans.  The Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks.

Adjustable-Rate Loans.  While Newport Federal anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, Newport Federal considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and/or cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the building.  Also, the Bank may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment.  If Newport Federal is forced to foreclose on such a building before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles.  In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Index

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  Occasionally, Newport Federal sells loans that the Bank has originated.  The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.  Newport Federal sold $0.9 million, $7.4 million and $7.4 million of loans in the years ended December 31, 2006, 2005 and 2004, respectively.

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $1.2 million at December 31, 2006. The Bank performs it’s own underwriting analysis on each loan purchased using the same standards used for loans originated.  The Bank does not service purchased loans.

Loan participations totaled $1.6 million at December 31, 2006.  Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates.  However, in a purchased participation loan, the Bank does not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Newport Federal’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the board of directors and management.  The President, Chief Lending Officer and Chief Operating Officer have authority to approve secured loans in amounts up to $2.3 million and unsecured loans up to $300,000.  Secured loans from $2.3 million to $2.5 million must be approved by four of the following persons: recommending loan officer, Chief Lending Officer, President, Chief Operating Officer and one non-employee member of the Board of Directors.  Secured loans from $2.5 million to $2.7 million must be approved by a majority of the Executive Committee of the Board of Directors.  Unsecured loans over $600,000 and secured loans greater than $2.7 million up to the legal lending limit must be approved by a majority vote of the entire Board of Directors.  Smaller loans may be approved by individual loan officers; however, the Chief Lending Officer oversees the origination of all loans.

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its stated capital and reserves.  At December 31, 2006, Newport Federal’s regulatory limit on loans to one borrower was $6.46 million.  At that date, the Bank’s largest lending relationship was $2.0 million and was secured by a single-family dwelling.  This loan was performing in accordance with its original terms at December 31, 2006.

Loan Commitments.  The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, these loan commitments expire after 60 days.

Investment Activities

Newport Federal has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, the Bank also may invest a portion of its assets in corporate securities and mutual funds.  Newport Federal also is required to maintain an investment in Federal Home Loan Bank of Boston stock.

At December 31, 2006, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae and mutual funds, the underlying assets of which consist of short-term agency securities and mortgage-backed securities.

Newport Federal’s investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  The Bank’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  The Chief Executive Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring the Bank’s investment

Index

performance. The Board of Directors of Newport Federal reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of Newport Federal’s funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Rhode Island.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of Newport Federal’s deposit accounts, the Bank considers the rates offered by the Bank’s competition, Newport Federal’s liquidity needs, profitability to the Bank, matching deposit and loan products and customer preferences and concerns.  Newport Federal generally reviews the deposit mix and pricing weekly.  The Bank’s current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products; however, the Bank selectively competes for various certificates of deposit.

In addition to accounts for individuals, Newport Federal also offers deposit accounts designed for the businesses operating in our market area.  The Bank’s business banking deposit products include commercial checking accounts and money market accounts.

Borrowings.  Newport Federal utilizes advances from the Federal Home Loan Bank of Boston to supplement the Bank’s investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of the Bank’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2006, the Bank had 58 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit.  Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank.  Newport Bancorp has no other subsidiaries.

REGULATION AND SUPERVISION
General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.  The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals

Index

prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law.  Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender.  See “Federal Savings Institution Regulation - QTL Test.”  The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test.  The Company does not qualify for the grandfathering.  Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision (30) days before declaring any dividend to the Company.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the

Index

agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company.  Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of the Company.  Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total risk based capital (which is defined as core capital and supplementary capital), to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2006, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a

Index

savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  The Bank’s one-time credit is expected to approximate $124,000.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Index

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2006, the Bank maintained 97.38% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company.  In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. The Bank’s authority to engage in transactions with  “affiliates” (e.g., any entity that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Index

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors.  However,  the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The OTS assessments paid by the Bank for the fiscal year ended December 31, 2006 totaled $72,228.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $2.39 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million.  The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  The Bank complies with the foregoing requirements.

Federal Securities Laws

Newport Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Newport Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Index

ITEM 1A.	RISK FACTORS

Rising interest rates may reduce our profits.

Between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%.  The increase in the federal funds rate has had the affect of increasing short-term market interest rates.  While short-term market interest rates (which Newport Federal uses as a guide to price deposits) have increased, longer-term market interest rates (which the Bank uses as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve has had a negative impact on Newport Federal’s interest rate spread and net interest margin, which has reduced our profitability.  If short-term interest rates continue to rise, and if rates on the Bank’s deposits continue to reprice upwards faster than the rates on the Bank’s long-term loans and investments, Newport Federal would continue to experience compression of the Bank’s interest rate spread and net interest margin, which would have a negative effect on our profitability.

A downturn in the local economy or a decline in real estate values could impact our profits.

Nearly all of Newport Federal’s loans are secured by real estate in the State of Rhode Island.  As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would impact tbe Bank’s profits.  In recent years, there has been a significant increase in real estate values in Newport Federal’s market area.  As a result of rising home prices, the Bank’s loans have been well collateralized.  A decline in real estate values could cause some of Newport Federal’s mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.  Additionally, a decline in real estate values could adversely impact the Bank’s portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong competition within our market area could affect our profits and slow growth.

Newport Federal faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and attract deposits.  Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), Newport Federal held approximately 12.83% of the deposits in Newport County, Rhode Island and approximately 3.40% of the deposits in Washington County, Rhode Island.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide.  Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon our continued ability to compete successfully in our market area.

Newport Federal operates in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, Newport Federal’s chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits.  Newport Bancorp and Newport Federal are all subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Newport Federal rather than for holders of Newport Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Bank’s operations, the classification of the Bank’s assets and determination of the level of the Bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on Newport Federal’s operations.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$2,329

Branches:
165 East Main Road Middletown, RI 20842	1978	3,000	05/30/2020	Leased	512

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	05/14/2011	Leased	195

8 Union Street Westerly, RI 02891	1958	5,000	N/A	Owned	815

2 Wilder Avenue Westerly, RI 02891	2001	1,200	N/A	Owned	538

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  Newport Federal is not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company’s common stock is listed on the Nasdaq Stock Market LLC (“NASDAQ”) under the trading symbol “NFSB.”  The Company completed its initial public offering on July 6, 2006 and commenced trading on July 7, 2006.  The following table sets forth the high and low sales prices of the common stock for the two quarters ended December 31, 2006, as reported by NASDAQ

	Dividends Declared Per Share	High	Low

2006:

Third Quarter	None	$14.48	$12.25
Fourth Quarter	None	$14.20	$13.60

Holders.

As of March 13, 2007, there were approximately 675 holders of record of the Company’s common stock.

Dividends.

The Company did not pay any dividends during the period ended December 31, 2006.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” for information relating to restrictions on dividends.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000, the SNL New England Bank Index and the SNL New England Thrift Index.  Total return assumes the reinvestment of all dividends.  The graph assumes $100 was invested at the close of business on July 7, 2006, the initial day of trading of the Company’s common stock.

Index

	Period Ending
Index	07/10/06	07/31/06	08/31/06	09/30/06	10/31/06	11/30/06	12/31/06
Newport Bancorp, Inc.	100.00	102.10	104.67	108.95	109.26	108.17	106.30
Russell 2000	100.00	98.85	101.78	102.63	108.54	111.39	111.77
SNL New England Bank Index	100.00	104.03	106.60	106.37	108.27	108.35	114.55
SNL New England Thrift Index	100.00	105.30	107.08	112.84	116.10	123.84	124.15

Use of Proceeds.

Not applicable.

Repurchases of Equity Securities.

The Company did not repurchase any of its common stock during the fourth quarter of 2006 and at December 31, 2006, we had no publicly announced repurchase plans or programs.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Financial Condition Data:
Total assets	$290,444	$262,387	$256,003	$235,444	$223,057
Securities	8,536	8,626	8,986	13,450	12,225
Loans receivable, net (1)	256,766	232,326	216,611	191,906	177,308
Deposits	192,974	192,581	187,100	170,990	163,260
Advances from Federal Home Loan Bank	34,450	50,123	49,972	46,969	43,719
Total stockholders’ equity	59,980	17,984	17,379	16,270	14,858

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Operating Data:
Interest and dividend income	$16,091	$13,882	$12,501	$12,714	$13,151
Interest expense	6,211	5,118	4,410	4,687	5,550
Net interest income	9,880	8,764	8,091	8,027	7,601
Provision for loan losses	120	198	144	36	36
Net interest income, after provision for loan losses	9,760	8,566	7,947	7,991	7,565
Other income	1,451	1,725	2,004	2,074	1,729
Operating expenses	13,238	8,852	8,159	7,639	7,068
Income (loss) before income taxes	(2,027)	1,439	1,792	2,426	2,226
Provision (benefit) for income taxes	(371)	765	655	958	903
Net income (loss)	$(1,656)	$674	$1,137	$1,468	$1,323

_________________________
(1)            Includes loans held for sale

Index

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002

Performance Ratios:
Return on average assets	(0.59)%	0.26%	0.47%	0.63%	0.61%

Return on average equity	(4.32)	3.79	6.70	9.26	9.21

Interest rate spread (1)	2.97	3.18	3.14	3.20	3.20

Net interest margin (2)	3.67	3.60	3.53	3.60	3.68

Non-interest expense to average assets	4.68	3.46	3.38	3.25	3.28

Efficiency ratio (3)	84.94	84.39	80.82	75.63	75.76

Average interest-earning assets to average interest-bearing liabilities	130.13	119.72	119.86	119.11	118.54

Average equity to average assets	13.56	6.95	7.03	6.75	6.67

Capital Ratios:
Tangible capital	20.65	6.85	6.79	6.91	6.66

Core capital	20.65	6.85	6.79	6.91	6.66

Total risk-based capital	30.42	11.21	10.77	11.94	11.69

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.76	0.79	0.76	0.78	0.83

Allowance for loan losses as a percent of nonperforming loans	N/M	N/M	2121.79	634.87	406.03

Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.00	0.00	0.00	(0.01)

Non-performing loans as a percent of total loans (4)	0.00	0.00	0.04	0.12	0.20

______________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other operating expense minus the expense related to the contribution to the NewportFed Charitable Foundation divided by the sum of net interest income and other operating income.
(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of loans in process. Loans held for sale are included.
N/M	Not meaningful because there are no nonperforming loans and, consequently, the denominator in the ratio was zero.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income.  Newport Federal’s primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that the Bank pays on deposits and borrowings.  Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees).  In some years, Newport Federal recognizes income from the sale of loans and securities.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Bank evaluates the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The non-interest expenses Newport Federal incurs in operating the Bank’s business consist of compensation and employee benefits expenses, occupancy expenses, data processing expenses and other miscellaneous expenses.

Compensation and employee benefits consist primarily of:  salaries and wages paid to the Bank’s employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years.  Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Data processing expenses are the fees paid to third parties for processing customer information, deposits and loans.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

Newport Bancorp considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be our critical accounting policies.

Allowance for Loan Losses.

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although Newport Federal believes that the Bank uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Newport Federal’s

Index

allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Income Taxes.

Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  Newport Federal uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Balance Sheet Analysis

Loans.  Newport Federal’s primary lending activity is the origination of loans secured by real estate.  The Bank originates one- to four-family residential loans, commercial real estate and multi-family loans and home equity loans.  To a lesser extent, Newport Federal originates construction loans and consumer loans. Net loans increased from $232.3 million at December 31, 2005 to $256.8 million at December 31, 2006, or 10.5%.  Net loans represented 88.4% of total assets at December 31, 2006.

The largest segment of the Bank’s loan portfolio is one- to four-family residential loans, but the percentage of one- to four-family loans as a percentage of total loans decreased in 2006 due to an increase in other lending, particularly, commercial real estate and home equity lending.

 One- to four-family loans totaled $157.4 million and represented 60.7% of total loans at December 31, 2006, compared to $152.4 million, or 64.9% of total loans at December 31, 2005. Strong customer demand permitted the Bank to originate $50.6 million in residential mortgages during 2006 resulting in the $5.1 million, or 3.3%, growth in this portfolio in 2006.  The Bank offers fixed and adjustable rate one- to- four family residential loans. At December 31, 2006, the Bank had $130.0 million in fixed rate and $27.4 million in adjustable rate one- to four- family loans.

Commercial real estate loans totaled $57.6 million and represented 22.2% of total loans at December 31, 2006, compared to $47.7 million, or 20.3% of total loans at December 31, 2005.  The increase of $9.9 million, or 20.8%, was due to strong customer demand during 2006 resulting in $15.8 million in commercial real estate loans originated.

Multi-family loans totaled $9.4 million, or 3.6% of total loans at December 31, 2006, compared to $6.7 million, or 2.9% of total loans at December 31, 2005. Newport Federal’s construction loans totaled $4.7 million, representing 1.8% of total loans at December 31, 2006, compared to $3.2 million or 1.3% of total loans at December 31, 2005.

Home equity loans and lines totaled $29.3 million at December 31, 2006, compared to $23.5 million at December 31,2005. Strong customer demand fueled the 24.4% growth in this portfolio in 2006.

The Bank also originates consumer loans secured by automobiles, passbook or certificate accounts.  Consumer loans totaled $1.1 million at December 31, 2006, compared to $1.3 million at December 31, 2005.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate—mortgage:
One- to four-family	$157,448	60.67%	$152,385	64.90%	$137,790	62.96%	$121,423	62.62%	$114,079	63.64%
Multi-family	9,360	3.61	6,726	2.87	5,809	2.65	3,884	2.00	2,076	1.16
Commercial	57,650	22.21	47,742	20.33	46,406	21.20	43,034	22.19	43,624	24.33
Home equity loans and lines	29,275	11.28	23,538	10.02	19,714	9.01	15,124	7.80	12,032	6.71
Total real estate—mortgage	253,733	97.77	230,391	98.12	209,719	95.82	183,465	94.61	171,811	95.84

Construction	4,685	1.80	3,151	1.34	7,712	3.52	9,142	4.71	6,196	3.46

Consumer	1,112	0.43	1,263	0.54	1,437	0.66	1,318	0.68	1,259	0.70

Total loans	259,530	100.00%	234,805	100.00%	218,868	100.00%	193,925	100.00%	179,266	100.00%

Allowance for losses	(1,973)		(1,853)		(1,655)		(1,511)		(1,482)
Deferred loan costs	(791)		(626)		(602)		(508)		(476)
Loans, net	$256,766		$232,326		$216,611		$191,906		$177,308

Index

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Real Estate Loans	Multi- Family Real Estate Loans	Commercial Real Estate Loans	Home Equity Loans & Lines
	(In thousands)
Amounts due in:
One year or less	$96	$17	$614	$37
More than one year to five years	2,612	2,068	4,879	1,781
More than five years to ten years	10,836	3,818	37,529	10,474
More than ten years to twenty years	41,693	2,113	14,628	16,983
More than twenty years	102,211	1,344	-	-
Total	$157,448	$9,360	$57,650	$29,275

	Construction Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$4,368	$477	$5,609
More than one year to five years	317	600	12,257
More than five years to ten years	-	-	62,657
More than ten years to twenty years	-	35	75,452
More than twenty years	-	-	103,555
Total	$4,685	$1,112	$259,530

The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage loans:
One- to four-family	$129,990	$27,362	$157,352
Multi-family	4,327	5,016	9,343
Commercial	24,180	32,856	57,036
Home equity loans and lines	17,329	11,909	29,238
Construction	-	317	317
Consumer	635	-	635
Total	$176,461	$77,460	$253,921

Index

The following table shows loan origination, purchase and sale activity during the years indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans, net, at beginning of year	$234,805	$218,868	$193,925	$179,266	$164,450
Loans originated:
Real estate—mortgage:
One- to four-family (1)	50,576	59,198	63,568	78,901	77,060
Multi-family	4,204	1,366	2,437	1,476	806
Commercial	15,845	9,725	11,290	10,518	12,337
Construction	6,963	5,239	8,353	15,301	13,715
Consumer	264	1,102	1,930	2,213	1,730
Total loans originated	77,852	76,630	87,578	108,409	105,648
Loans purchased	–	–	450	1,857	–
Deduct:
Loan principal repayments	52,241	53,255	55,656	74,850	73,860
Loan sales	886	7,438	7,429	20,757	16,972
Loans, net, at end of year	$259,530	$234,805	$218,868	$193,925	$179,266
____________________
(1) One- to four-family include home equity loans and lines of credit.

Securities. The securities portfolio consists of mutual funds and mortgage-backed securities.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Mutual funds	$6,775	$6,614	$6,483	$6,334	$6,275	$6,195

Securities held to maturity:
Mortgage-backed securities	$1,922	$1,869	$2,292	$2,191	$2,791	$2,744

Newport Federal had no investments that had an aggregate book value in excess of 10% of our equity at December 31, 2006.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2006.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	-	-	$1,858	3.53%	-	-	$64	7.29%	$1,922	3.65%

Index

Deposits.

Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits.  The Bank considers demand deposits and money market and savings accounts to be core deposits.  Deposits increased $393,000, or less than 1%, for the year ended December 31, 2006. Customers shifted $11.6 million dollars into certificates of deposit, primarily from core deposit accounts as short-term interest rates rose though out the year.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)

Noninterest-bearing demand deposits	$30,773	$33,225	$33,587
Interest-bearing demand deposits	27,515	27,298	32,333
Money market deposit accounts	21,356	24,004	25,036
Regular savings	30,499	36,805	43,728
Certificates of deposit	82,831	71,249	52,416

Total	$192,974	$192,581	$187,100

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2006.  Jumbo certificates of deposit require minimum deposits of $100,000.  The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,266
Over three through six months	9,644
Over six through twelve months	8,295
Over twelve months	1,443
Total	$25,648

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)

0.00-1.00%	$60	$398	$2,320
1.01-2.00%	5,219	8,954	16,577
2.01-3.00%	6,392	10,286	21,514
3.01-4.00%	6,107	37,096	7,917
4.01-5.00%	28,604	14,438	4,046
5.01-6.00%	36,449	77	42
Total	$82,831	$71,249	$52,416

Index

The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00–1.00%	$58	$1	$-	$-	$1	$60	0.07%
1.01–2.00%	5,058	161	-	-	-	5,219	6.30
2.01–3.00%	4,083	1,979	270	60	-	6,392	7.72
3.01–4.00%	4,446	1,017	433	5	206	6,107	7.37
4.01–5.00%	27,718	129	257	496	4	28,604	34.53
5.01–6.00%	36,240	-	-	209	-	36,449	44.01
Total	$77,603	$3,287	$960	$770	$211	$82,831	100.00%

Borrowings.  Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston to supplement the Bank’s supply of funds for loans and investments.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month end during the year	$66,384	$53,522	$52,463
Average balance outstanding	$44,814	$48,148	$49,020
Weighted average interest rate during the year	5.23%	5.32%	5.67%
Balance outstanding at end of period	$34,450	$50,123	$49,972
Weighted average interest rate at end of year	5.05%	5.22%	5.42%

Federal Home Loan Bank advances decreased by $15.7 million to $34.5 million at December 31, 2006. The Bank borrowed money early in 2006 in order to fund growth in the loan portfolio. The Bank paid off $10.7 million in short-term advances and prepaid $7.2 million in longer term advances with a portion of the proceeds from the stock offering.  The Bank had no securities sold under agreements to repurchase and no other borrowings during the periods indicated.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Overview.
	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)

Net income (loss)	$(1,656)	$674	$1,137	(345.8)%	(40.7)%
Return on average assets	(0.59)%	0.26%	0.47%	(326.9)%	(44.7)%
Return on average equity	(4.32)%	3.79%	6.70%	(214.0)%	(43.4)%
Average equity to average assets	13.56%	6.95%	7.03%	95.1%	(1.1)%

2006 vs. 2005. Net income in 2005 was $674,000 compared to a loss of $1,656,000 in 2006. The increase in the Bank’s net interest income of $1.1 million was offset by a decrease in other income of $274,000 and an increase in operating expenses of $4.4 million.  The increase in net interest income was primarily the result of higher levels of loans and higher rates on loans, partially offset by higher interest paid on deposits. The decrease in other income is attributable to the prepayment penalties paid on longer-term Federal Home Loan Bank borrowings of $367,000 and a decrease in gains on sale of loans, partially offset by higher fees on deposit accounts.  Operating expense for 2006 increased primarily due to the funding of the charitable foundation ($3.6 million) and increases in salaries and employee benefits in 2006. Effective tax rates were (18.3%) and 53.2% for 2006 and 2005, respectively.

Index

2005 vs. 2004. Net income decreased $463,000, or 40.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004 as the increase in Newport Federal’s net interest income was offset by a decrease in other income as well as an increase in the provision for loan losses, higher effective tax rates due to the non-deductibility of certain merger-related expenses and an increase of $693,000 in our operating expenses.  Net interest income increased 8.3% to $8.8 million due to an increase in interest and dividend income of $1.4 million, the effect of which was partially offset by an increase in our interest expense of $708,000.  Other income decreased 13.9% to $1.7 million primarily due to a decrease in customer service fees and gains on sales of loans.  Operating expenses increased 8.5% to $8.9 million primarily due to expenses associated with the merger of Westerly Savings Bank with Newport Federal totaling $436,000, including $45,000 in data processing expenses, $25,000 in marketing expenses and $366,000 in professional fees.  In addition, salaries and employee benefits and occupancy and equipment also increased by $167,000 and $67,000, respectively, which increases were primarily due to inflation.  Effective tax rates were 53.2% and 36.6% for the respective periods.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Management does not believe that use of month-end balances instead of daily average balances has caused any material differences in the information presented.  None of the income reflected in the following table is tax-exempt income.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$248,361	$15,280	6.15%	$222,004	$13,240	5.96%	$204,032	$11,961	5.86%
Securities	8,543	386	4.52	8,771	321	3.66	9,429	284	3.01
Other interest-earning assets	12,640	425	3.36	12,991	321	2.47	15,802	256	1.62
Total interest-earning assets	269,544	16,091	5.97	243,766	13,882	5.69	229,263	12,501	5.45

Bank-owned life insurance	1,878			1,981			1,870
Noninterest-earning assets	11,335			10,158			10,304
Total assets	$282,757			$255,905			$241,437

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,404	59	0.22	$28,346	63	0.22	$27,112	44	0.16
Savings accounts	33,774	109	0.32	41,132	192	0.47	45,183	232	0.51
Money market accounts	24,211	630	2.60	25,819	577	2.23	22,052	293	1.33
Certificates of deposit	77,927	3,070	3.94	60,160	1,724	2.87	47,907	1,064	2.22
Total interest-bearing deposits	162,316	3,868	2.38	155,457	2,556	1.64	142,254	1,633	1.15

FHLB advances	44,814	2,343	5.23	48,148	2,562	5.32	49,020	2,777	5.67
Total interest-bearing liabilities	207,130	6,211	3.00	203,605	5,118	2.51	191,274	4,410	2.31

Demand deposits	35,601			33,303			32,211
Noninterest-bearing liabilities	1,674			1,215			972
Total liabilities	244,405			238,123			224,457

Equity	38,352			17,782			16,980
Total liabilities and equity	$282,757			$255,905			$241,437

Net interest income		$9,880			$8,764			$8,091
Interest rate spread			2.97%			3.18%			3.14%
Net interest margin			3.67%			3.60%			3.53%
Average interest-earning assets to average interest- bearing liabilities			130.13%			119.72%			119.86%

Index

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$1,611	$429	$2,040	$1,069	$210	$1,279
Securities	(106)	171	65	(21)	58	37
Other interest-earning assets	(86)	190	104	(51)	116	65
Total interest-earning assets	1,419	790	2,209	997	384	1,381

Interest expense:
Deposits	(117)	(1,195)	(1,312)	(163)	(760)	(923)
FHLB advances	175	44	219	47	168	215
Total interest-bearing liabilities	58	(1,151)	(1,093)	(116)	(592)	(708)
Net change in interest income	$1,477	$(361)	$1,116	$881	$(208)	$673

Net Interest Income.

2006 vs. 2005.  Net interest income for 2006 increased $1.1 million, or 12.5%, to $9.9 million, as a result of an increase of $2.2 million in interest and dividend income, the effect of which was partially offset by an increase of $1.1 million in interest expense.  Total interest and dividend income increased $2.2 million, or 15.8%, to $16.1 million for the year ended December 31, 2006, as a result of an increase of $2.0 million in interest and fees on loans, an increase of $65,000 in interest on securities and an increase of $104,000 in interest on other interest–earning investments.  Interest income on loans increased $2.0 million between the periods as the average balance of the loan portfolio increased $26.4 million and the average yield on the loan portfolio increased 19 basis points to 6.15%.  The average yield on the loan portfolio increased as a result of the recent increase in interest rates.  Interest on securities increased $65,000, or 20.2%, as a decrease in the average balance was offset by a 86 basis point increase in the average yield.  Interest on other interest–earning investments increased $104,000 or 32.4%, as a decrease in average balance was offset by a 89 basis point increase in the average yield.

Total interest expense for 2006 increased $1.1 million, or 21.4%, to $6.2 million due to an increase in interest paid on deposits.  Interest expense on interest-bearing deposits increased $1.3 million, or 51.3%, due to a higher average balance of deposits and higher rates paid.  The average interest rate paid on deposits increased 74 basis points to 2.38% as a result of the increasing interest rate environment.  Interest paid on borrowings decreased $219,000, or 8.5%, as a result of a $3.3 million decrease in the average balance of borrowings and a 9 basis point decrease in the average cost of borrowings.

2005 vs. 2004.  Net interest income for 2005 increased $673,000, or 8.3%, to $8.8 million, as a result of an increase of $1.4 million in interest and dividend income, the effect of which was partially offset by an increase of $708,000 in interest expense.  Total interest and dividend income increased $1.4 million, or 11.0%, to $13.9 million for the year ended December 31, 2005, as a result of an increase of $1.3 million in interest and fees on loans, an increase of $37,000 in interest on securities and an increase of $65,000 in interest on other interest–earning investments.  Interest income on loans increased $1.3 million between the periods as the average balance of the loan portfolio increased $18.0 million and the average yield on the loan portfolio increased 10 basis points to 5.96%.  The average yield on the loan portfolio increased as a result of the recent increase in interest rates.  Interest on securities increased $37,000, or 13.0%, as a decrease in the average balance was offset by a 65 basis point increase in the

Index

average yield.  Interest on other interest–earning investments increased $65,000 or 25.4%, as a decrease in average balance was offset by a 85 basis point increase in the average yield.

Total interest expense for 2005 increased $708,000, or 16.1%, to $5.1 million due to an increase in interest paid on deposits.  Interest expense on interest-bearing deposits increased $923,000, or 56.5%, due to a higher average balance of deposits and higher rates paid.  The average interest rate paid on deposits increased 49 basis points to 1.64% as a result of the increasing interest rate environment.  Interest paid on borrowings decreased $215,000, or 7.7%, as a result of a $872,000 decrease in the average balance of borrowings and a 35 basis point decrease in the average cost of borrowings.

Provision for Loan Losses.

2006 vs. 2005.  Provisions for loan losses were $120,000 for the year ended December 31, 2006 compared to $198,000 for the year ended December 31, 2005.  The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with refinements made in the allocated risk factors attributable to all components of our loan portfolio.  The Bank decreased the percentage used to calculate the allowance for residential mortgages in 2006 in response to improvements in the local economy, and the decreased concern about the real estate values becoming over-inflated in the Bank’s local market in 2006. The Bank increased the percentage used to calculate the allowance for all other loans, as the size, complexity and concentration of such loans increased the risk inherent in the portfolio. Newport Federal had no charge-offs in the years ended December 31, 2006 and December 31, 2005.

2005 vs. 2004.  Provisions for loan losses were $198,000 for the year ended December 31, 2005 compared to $144,000 for the year ended December 31, 2004 primarily due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio.  The Bank had no charge-offs in the years ended December 31, 2005 and December 31, 2004.

Other Income.  The following table shows the components of other income and the percentage changes from year to year.

	Year Ended December 31,
	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Customer service fees	$1,593	$1,392	$1,598	14.4%	(12.9)%
Loss on sale of securities	-	-	(22)	-	(100.0)
Gains on sale of loans	14	99	141	(85.9)	(29.8)
Gain on sale of real estate owned	-	-	56	-	(100.0)
FHLB pre-payment penalties	(367)	-	-	100.0	-
Other	211	234	231	(9.8)	(1.3)
Total	$1,451	$1,725	$2,004	(15.9)%	(13.9)%

2006 vs. 2005.  Other income for 2006 decreased $274,000, or 15.9%, from the 2005 level primarily due to the payment of prepayment penalties paid in 2006 of $367,000. Customer service fees increased $201,000 due to higher fees on checking accounts.  The increased usage of debit cards resulted in higher income from checking accounts in 2006 compared to 2005. In addition, gains on the sale of loans decreased $85,000 attributable to decreased loan sales in 2006 compared to 2005. The Bank decided to retain more residential mortgages in the portfolio in 2006 than 2005.

2005 vs. 2004.  Other income for 2005 decreased $279,000, or 13.9%, from the 2004 level primarily due to a $206,000 decline in customer service fees on checking accounts.  This decline is primarily attributable to lower NSF income on business checking accounts and lower fees for ATM usage in 2005.  In addition, gains on the sale of loans decreased $42,000 attributable to decreased margins on loans sold in 2005 compared to 2004. The Bank decided to retain more residential mortgages in the portfolio in 2005 than 2004.

Index

Operating Expense.  The following table shows the components of operating expense and the percentage changes for the years indicated.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)

Salaries and employee benefits	$5,414	$4,606	$4,439	17.5%	3.8%
Occupancy and equipment, net	1,235	1,178	1,111	4.8	6.0
Data processing	1,022	1,066	1,010	(4.1)	5.5
Professional fees	387	634	264	(39.0)	140.2
Marketing	797	681	559	17.0	21.8
Contribution to NewportFed Charitable Foundation	3,614	-	-	100.0	-
All other	769	687	776	11.9	(11.5)
TotalTotal	$13,238	$8,852	$8,159	49.5%	8.5%
Efficiency ratio (1)	84.94%	84.39%	80.82%	0.65%	4.42%

_____________
(1)Computed as total operating expense minus the expense related to the contribution to the NewportFed Charitable Foundation divided by the sum of net interest income and other income.

2006 vs. 2005.  Operating expense for 2006 increased $4.4 million or 49.5% compared to the same period in 2005 primarily due to the funding of the charitable foundation and increases in salaries and employee benefits in 2006. Salaries and employee benefits increased due to the addition of an ESOP program, additional personnel and inflation adjustments to benefits and salaries. Professional fees were higher in 2005 due to legal and other fees related to the merger partially offset by an increase in fees related to inflation and being a public company.  Marketing increased $116,000 due to the expansion of our direct marketing campaign from three to five branches in the fourth quarter of 2005 and inflation.  All other expenses increased $82,000 primarily due to the chargeoff of a $78,000 fraudulent check.

2005 vs. 2004.  Operating expense for 2005 increased $693,000 or 8.5% compared to the same period in 2004 primarily due to expenses totaling $436,000 relating to the merger of Newport Federal and Westerly Savings Bank in 2005.  Salaries and employee benefits and occupancy and equipment costs increased due to inflation.  Data processing increased $45,000 due to merger-related expenses and $10,000 due to inflation.  Professional fees include $366,000 of legal and other fees related to the merger and a $14,000 increase due to inflation.  Marketing increased $122,000 due to the merger, the expansion of our direct marketing campaign from three to five branches in the fourth quarter and inflation.  All other expenses declined $89,000.  Stationery and office supply decreased $66,000 as current supplies were used up in anticipation of the merger.  Dues and subscriptions also declined $24,000 as duplicate dues and subscriptions were eliminated.

Income Tax Expense.

2006 vs. 2005. The income tax benefit for the year ended December 31, 2006 was $371,000 compared to an expense of $765,000 for the year ended December 31, 2005. The benefit relates to the partial deduction of the contribution of $3.6 million to the charitable foundation offset by tax expense related to income in 2006. The effective tax rates were (18.3%) in 2006 and 53.2% in 2005. The high rate for 2005 relates to merger expenses, which are not deductible for tax purposes. The lower effective benefit rate in 2006 relates to the establishment of a valuation allowance for deferred tax assets applicable to loss carryforwards relating to the deduction of the donation to the Charitable Foundation that expire in 2011.  These loss carryforwards are recoverable only to the extent that 10% of pre-tax income exceeds the deduction during the carryforward period. Newport Bancorp has provided a valuation allowance of $464,000 against the deferred tax asset related to this loss carryforward at December 31, 2006. This valuation allowance is assessed periodically for recoverability.

Index

2005 vs. 2004.  Income tax expense for the year ended December 31, 2005 was $765,000 compared to $655,000 for the year ended December 31, 2004.  The increase in the effective tax rate from 36.6% to 53.2% was due primarily to merger-related expenses, which were not deductible for tax purposes.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Newport Bancorp’s most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that the Company faces are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Newport Federal’s strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due a late notice is sent to the borrower.  When the loan becomes 18 days past due, a more formal letter is sent.  When a loan becomes 25 days past due, the borrower is typically called.  After 30 days, we regard the borrower as in default.  The borrower is promptly sent a letter from the Bank’s attorney and the Bank may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  Newport Bancorp considers repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Index

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans:
Real estate—mortgage:
One- to four-family	$–	$–	$78	$238	$365
Consumer	–	–	–	–	–
Total	–	–	78	238	365

Accruing loans past due 90 days or more	–	–	–	–	–

Real estate owned	–	–	–	190	190
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$–	$–	$78	$428	$555

Total nonperforming loans to total loans	0.00%	0.00%	0.04%	0.12%	0.20%
Total nonperforming loans to total assets	0.00%	0.00%	0.03%	0.10%	0.16%
Total nonperforming assets to total assets	0.00%	0.00%	0.03%	0.18%	0.25%

There were no non-accrual loans as of December 31, 2006.

Federal regulations require the Newport Federal to review and classify the Bank’s assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When the Bank classifies an asset as substandard or doubtful we establish a specific allowance for loan losses.  If Newport Federal classifies an asset as loss, it is charged off at an amount equal to 100% of the portion of the asset-classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)

Special mention assets	$–	$–	$64
Substandard assets	–	–	81
Doubtful assets	–	–	–
Loss assets	–	–	–
Total classified assets	$–	$–	$145

Index

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Real estate – mortgage:
One- to four-family	$59	$–	$586	$–	$–	$78
Commercial	295	–	–	–	23	–
Total	$354	$–	$586	$–	$23	$78
Delinquent loans to total loans	0.14%	0.00%	0.25%	0.00%	0.01%	0.04%

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  Newport Federal evaluates the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although the Bank determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Specific Valuation Allowance on Identified Problem Loans.  Newport Federal identifies loans that may need to be charged off as a loss, or need a specific reserve, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility.  All identified problems loans are reviewed to assess the borrower’s inability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

General Valuation Allowance on the Remainder of the Loan Portfolio.  Newport Federal establishes a general allowance for loans that are not problem loans, to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

The Bank engages an independent third party to conduct an annual review of its commercial real estate portfolio.  This loan review, which typically includes a 50% penetration of the commercial real estate portfolio, provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require the Bank to make additional provisions for loan losses based on judgments different from ours.

The Bank assigns percentages to eight qualitative loan portfolio risk factors to determine the adequacy of the allowance for loan losses.

1.	Levels/trends in delinquencies/impaired/classified loans,

Index

2.	Levels/trends in charge-offs/recoveries,
3.	Trends in volume and terms of loan,
4.	Effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices,
5.	Experience/ability and depth of lending management and staff,
6.	National and local economic trends and conditions,
7.	Industry conditions, and
8.	Effects of changes in credit concentration.

At December 31, 2006, the allowance for loan losses represented 0.76% of total loans.  No portion of the allowance was allocated to problem loans at December 31, 2006.  The allowance for loan losses increased from $1,853,000 at December 31, 2005 to $1,973,000 at December 31, 2006, or 6.5%, due to increases in the loan portfolio which increased 10.5%.  The Bank decreased the percentage used to calculate the allowance for residential mortgages in 2006 in response to improvements in the economy, and the decreased concern about the over-inflated real estate values in the Bank’s local market in 2006. The Bank increased the percentage used to calculate the allowance for all other loans as the size and concentration of such loans increased.

At December 31, 2005, our allowance for loan losses represented .79% of total gross loans.  No portion of the allowance was allocated to problem loans at December 31, 2005.  The allowance for loan losses increased by 12.0% from December 31, 2004 to December 31, 2005, following the provision for loan losses of $198,000.  The decision to increase the allowance reflected the increase in the loan portfolio by 7.3%, the concern about a potential real estate value bubble in local real estate markets, the increase in loan delinquency and concern about the local economy.  Other factors affecting the allowance calculation, such as charge-offs, national economic trends and conditions, industry conditions, changes in credit concentrations, quality of lending management and staff and lending standards remained reasonably stable in 2005.  No material changes were made to the methodology used by Newport Bancorp to determine the reasonableness of the allowance for loan losses as a result of the merger of Westerly Savings Bank with Newport Federal.  Westerly Savings Bank used a similar loan loss methodology to the one employed by Newport Federal prior to the merger in October of 2005.  No material changes to the methodology were required as the methodology of each of the individual banks considered the risk profile of their respective loan portfolios.  Westerly Savings Bank has engaged in construction lending to a greater degree than Newport Federal and this higher risk was considered in the determination of Westerly Savings Bank’s allowance for loan losses.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—Mortgage:
One- to four-family	$787	39.89%	60.67%	$912	49.22%	64.90%
Multi-family	121	6.13	3.61	81	4.37	2.87
Commercial	749	37.96	22.21	573	30.92	20.33
Home equity loans and lines	241	12.22	11.28	234	12.63	10.02
Construction	61	3.09	1.80	38	2.05	1.34

Other consumer	14	0.71	0.43	15	0.81	0.54
Total allowance for loan losses	$1,973	100.00%	100.00%	$1,853	100.00%	100.00%

	At December 31,
	2004			2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate—Mortgage:	(Dollars in thousands)
One- to four-family	$776	46.89%	62.96%	$720	47.65%	62.61%	$716	48.31%	63.64%
Multi-family	65	3.93	2.65	45	2.98	2.00	25	1.69	1.16
Commercial	520	31.42	21.20	506	33.49	22.19	532	35.90	24.33
Home equity loans and lines	192	11.60	9.01	153	10.13	7.80	118	7.96	6.71
Construction	86	5.19	3.53	72	4.76	4.72	76	5.13	3.46
Otherconsumer	16	0.97	0.65	15	0.99	0.68	15	1.01	0.70
Total allowance for loan losses	$1,655	100.00%	100.00%	$1,511	100.00%	100.00%	$1,482	100.00%	100.00%

Although Newport Federal believes the best information available was used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Bank believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require an increase in the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.  Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance at beginning of period	$1,853	$1,655	$1,511	$1,482	$1,426
Provision for loan losses	120	198	144	36	36
Charge offs:
Real estate–Mortgage:
One- to four-family	–	–	–	–	–
Non-residential	–	–	–	–	–
Consumer loans	–	–	–	7	2
Total charge-offs	–	–	–	7	2

Recoveries:
Real estate–mortgage:
One- to four-family	–	–	–	–	14
Non-residential	–	–	–	–	8
Consumer loans	–	–	–	–	–
Total recoveries	–	–	–	–	22
Net charge-offs (recoveries)	–	–	–	7	(20)

Balance at end of period	$1,973	$1,853	$1,655	$1,511	$1,482

Net charge-offs to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%	(0.01)%

Qualitative Aspects of Market Risk.  The Company’s most significant form of market risk is interest rate risk.  Newport Bancorp manages the interest rate sensitivity of it’s interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of our earnings, The Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Newport Bancorp’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale investment securities.

The Company has an Asset Liability Management Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk.   The Company uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest

Index

rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  Newport Bancorp measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in the net portfolio value at September 30, 2006 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at December 31, 2006 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$32,854	$-14,808	-31	10.15%	-376
200	38,188	-9,474	-20	11.56%	-235
100	43,348	-4,313	-9	12.87%	-104
0	47,662	0	-	13.91%	-
(100)	51,090	3,428	7	14.69%	+78
(200)	53,199	5,537	12	15.13%	+122

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

The Committee also measures and evaluates interest rate risk using income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, rate ramps over a one-year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.

The table below sets forth, as of November 30, 2006, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Bank expects that it’s percentage change in estimated net interest income over the next 12 months and from months 13-24 at December 31, 2006 is consistent with the table below.

Index

	% Change in Estimated	% Change in Estimated
	Net Interest Income Over	Net Interest Income Over
	the Next 12 Months	Months 13-24
200 basis point increase in rates	(1.17%)	(1.64%)
Flat interest rates
200 basis point decrease in rates	(1.11%)	(5.30%)

 As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 1.17% over a 12-month horizon, and 1.64% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 (BP) and an increase in money market rates of 150 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 200 basis point parallel decline in the level of interest rates is a decrease of 1.11% over the 12 month horizon and 5.30% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 30-50 BP, savings rates decreasing 20-33 BP and a decrease in money market rates of 100 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of Newport Bancorp’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Newport Bancorp’s net interest income and will differ from actual results.

Index

The table below shows Newport Bancorp’s interest sensitivity gap position at December 31, 2006, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 26%, 32% and 10%, respectively.

Repricing Gap as of December 31, 2006

		More than	More than	More than
	Up to	One Year to	Two Years	Three Years	More than
	One Year	Two Years	to Three Years	to Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$43,922	$13,123	$16,964	$16,166	$169,355	$259,530
Securities	6,614	-	-	1,858	64	8,536
Short-term investments	3,567	-	-	-	-	3,567

Total interest-earning assets	54,103	13,123	16,964	18,024	169,419	271,633

Interest-bearing liabilities:
Savings deposits	7,930	5,868	4,342	5,591	6,768	30,499
Money market deposits	6,834	4,647	3,160	3,610	3,105	21,356
Interest bearing demand deposits	2,752	2,476	2,229	3,811	16,247	27,515
Certificates of deposits	77,603	3,287	960	981	-	82,831
Borrowings	4,820	7,000	3,019	4,859	14,752	34,450

Total interest-bearing liabilities	99,939	23,278	13,710	18,852	40,872	196,651

Interest rate sensitivity gap	$(45,836)	$(10,155)	$3,254	$(828)	$128,547	$74,982

Interest rate sensitivity gap as a % of total assets	(15.78%)	(3.50%)	1.12%	(0.29%)	44.26%

Cum. interest rate sensitivity gap	$(45,836)	$(55,991)	$(52,737)	$(53,565)	$74,982

Cum. interest rate sensitivity gap as a % of total assets	(15.78%)	(19.28%)	(18.16%)	(18.44%)	25.82%

Index

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. The primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

The most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on the operating, financing, lending and investing activities during any given period.  At December 31, 2006, cash and cash equivalents totaled $7.3 million.  Securities classified as available for sale and whose market value exceeds their cost provide an additional source of liquidity.   Securities classified as available for sale totaled $6.6 million at December 31, 2006.  In addition, at December 31, 2006, which is the most recent date for which information is available, we had the ability to borrow a total of approximately $62.0 million from the Federal Home Loan Bank of Boston.  On December 31, 2006, we had $34.5 million of advances outstanding.

At December 31, 2006, the Bank had $21.7 million in loan commitments outstanding, which consisted of $1.3 million of real estate loan commitments, $15.4 million in unused home equity lines of credit, $2.5 million in construction loan commitments and $2.5 million in commercial lines of credit commitments.  Certificates of deposit due within one year of December 31, 2006 totaled $77.6 million, or 93.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007.  The Bank believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank.  Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2006.

	Payments due by period
Outstanding Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Debt obligations	$34,450	$4,820	$10,019	$4,859	$14,752
Operating lease obligations	962	102	189	153	518
Purchase obligations	2,170	2,170	-	-	-
Total	$37,582	$7,092	$9,208	$5,012	$16,270

The purchase obligations relate to an agreement Newport Federal has entered into to acquire land for use as a new branch location located in Portsmouth, Rhode Island.  The obligation of Newport Federal to purchase the property is contingent upon the receipt of several state and local approvals which Newport Federal is in the process of seeking.

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities.  The primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Newport Federal and our local competitors and other factors.  The Bank generally manages the pricing of our deposits to be competitive.  Occasionally, promotional rates are offered on certain deposit products to attract deposits.

Index

The following table presents the primary investing and financing activities during the periods indicated.

	2006	2005
	(In thousands)
Investing activities:
Loan purchases	$--	$--
Loans disbursed or closed	76,966	69,192
Loan principal repayments	52,241	53,255
Proceeds from maturities and principal repayments of securities	387	516
Proceeds from sales of securities available for sale	--	--
Purchase of securities	292	208

Financing activities:
Increase in deposits	393	5,481
Increase (decrease) in FHLB advances	(15,673)	151
Net proceeds from common stock offering	43,597	--
Stock purchased by ESOP	(3,903)	--

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2006, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The initial public stock offering increased the Company’s equity by approximately $43.6 million, which significantly increased liquidity and capital resources.  The financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and common share repurchases.  However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following our initial stock offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan.  All repurchases are prohibited, however, if the repurchase would reduce Newport Federal’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements.  In the normal course of operations, Newport Federal engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about the Bank’s loan commitments and unused lines of credit, see note 12 of the notes to the financial statements.

For the year ended December 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Index

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Newport Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of Newport Bancorp is composed of fifteen persons who are elected for terms of three years, approximately one third of whom are elected annually.  The same individuals comprise the boards of directors of Newport Bancorp and Newport Federal. All of our directors are independent under the current listing

Index

standards of the Nasdaq Stock Market, except for Messrs. McCarthy and Moscardi whom we employ as executive officers. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years.  The directors listed are also the directors of Newport Bancorp since its formation.  Ages presented are as of December 31, 2006.

The following directors have terms ending in 2007:

John N. Conti is President of John Conti Insurance Agency, Inc.  Age 61.  Director of Newport Federal since 2005 and a director of Newport Bancorp since its formation.  Before serving as a director with Newport Federal, Mr. Conti was a director of Westerly Savings Bank from 2004 until it merged with Newport Federal.

William R. Harvey is an attorney and partner in the law firm Harvey, Carr & Hadfield.  Age 60.  Director of Newport Federal since 1987 and director of Newport Bancorp since its formation.

Robert S. Lazar is a retired engineer.  Age 63.  Director of Newport Federal since 1979 and a director of Newport Bancorp since its formation.

Kevin M. McCarthy is President and Chief Executive Officer of Newport Federal and Newport Bancorp.   Mr. McCarthy joined Newport Federal in 1989.  Prior to joining Newport Federal, Mr. McCarthy served as Vice President, Director of Policy and Supervision at the Federal Home Loan Bank of Boston from 1977 to 1989 and was a savings and loan examiner with the Federal Home Loan Bank Board from 1973 to 1977.  Currently, Mr. McCarthy serves on the Board of the Federal Home Loan Bank of Boston.  Age 59.  Director of Newport Federal since 1993 and director of Newport Bancorp since its formation.

Alicia S. Quirk is the former co-owner and current bookkeeper of Aquidneck Employment Services, Inc.  Age 65.  Director of Newport Federal since 1992 and director of Newport Bancorp since its formation.

The following directors have terms ending in 2008:

Peter T. Crowley is owner of La Forge Casino Restaurant.  Age 58.  Director of Newport Federal since 1992 and director of Newport Bancorp since its formation.

Michael J. Hayes is the President of Michael Hayes Co.  Age 57.  Director of Newport Federal since 1988 and director of Newport Bancorp since its formation.

Arthur H. Lathrop is a certified public accountant.  Age 52.  Director of Newport Federal since 2005 and director of Newport Bancorp since its formation.  Before serving as a director with Newport Federal, Mr. Lathrop was a director of Westerly Savings Bank from 1993 until it merged with Newport Federal.  Mr. Lathrop is also a director of Ocean State Tax-Exempt Fund.

Kathleen A. Nealon is a certified public accountant with Professional Planning Group.  Age 54.  Director of Newport Federal since 2005 and director of Newport Bancorp since its formation.  Before serving as a director with Newport Federal, Ms. Nealon was a director of Westerly Savings Bank from 2004 until it merged with Newport Federal.

Peter W. Rector, Chairman of the Board, is a retired businessman.  Age 68.  Director of Newport Federal since 1967 and director of Newport Bancorp since its formation.

The following directors have terms ending in 2009:

Donald N. Kaull is a retired businessman.  Age 61.  Director of Newport Federal since 1989 and director of Newport Bancorp since its formation.

Arthur P. Macauley is President of CM Publications, Inc.  Age 64.  Director of Newport Federal since 2005 and director of Newport Bancorp since its formation.  Before serving as a director with Newport Federal, Mr. Macauley was a director of Westerly Savings Bank from 1981 until it merged with Newport Federal.

Index

Nino Moscardi has been Executive Vice President, Chief Operating Officer and Director of Newport Federal since October 2005 and Executive Vice President, Chief Operating Officer and Director of Newport Bancorp since its formation.  Before serving with Newport Federal, Mr. Moscardi was Chairman and Chief Executive Officer of Westerly Savings Bank from 1989 until it merged with Newport Federal in October 2005.  Age 55.

Michael S. Pinto is the President of Pinto Real Estate, Inc. and a partner in Pinlar Enterprises LLC.  Mr. Pinto is also a retired school superintendent.  Age 68.  Director of Newport Federal since 1992 and director of Newport Bancorp since its formation.

Barbara Saccucci Radebach is General Manager of Saccucci Lincoln Mercury Honda, Inc.  Age 54.  Director of Newport Federal since 1991 and director of Newport Bancorp since its formation.

Executive Officers

The executive officers of Newport Bancorp are elected annually by the board of directors and serve at the board’s discretion.  The executive officers of Newport Bancorp are:

Name	Position
Kevin M. McCarthy	President and Chief Executive Officer
Nino Moscardi	Executive Vice President and Chief Operating Officer
Bruce A. Walsh	Senior Vice President and Chief Financial Officer

The executive officers of Newport Federal are elected annually by the board of directors and serve at the board’s discretion.  The executive officers of Newport Federal are:

Name	Position
Kevin M. McCarthy	President and Chief Executive Officer
Nino Moscardi	Executive Vice President and Chief Operating Officer
Ray D. Gilmore, II	Executive Vice President and Chief Lending Officer
Bruce A. Walsh	Senior Vice President and Chief Financial Officer
Carol R. Silven	Senior Vice President and Retail Banking Officer

Below is information regarding the Bank’s executive officers who are not also directors.  Each executive officer has held his or her current position for at least the last five years, unless otherwise stated.  Ages presented are as of December 31, 2006.

Ray D. Gilmore, II has been Executive Vice President and Chief Lending Officer of Newport Federal since July 1999.  Mr. Gilmore joined Newport Federal in January 1992.  He began his banking career as a bank examiner with the Office of the Comptroller of the Currency, U.S. Treasury Department.  Prior to working at Newport Federal, Mr. Gilmore was Vice President, Corporate Banking Group of Shawmut Bank, Providence, Rhode Island.  Age 59.

Bruce A. Walsh has been Senior Vice President and Chief Financial Officer of Newport Federal since March 1999.  Mr. Walsh joined Newport Federal in 1986 after two years at KPMG Peat Marwick.  Mr. Walsh is a certified public accountant.  Age 49.

Carol R. Silven has been Senior Vice President and Retail Banking Officer of Newport Federal since March 1999.  Ms. Silven joined Newport Federal in May 1992.  Prior to working at Newport Federal, Ms. Silven was a retail banking officer at Colonial Bank, Cranston, Rhode Island.  Age 63.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers,

Index

directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Newport Bancorp common stock during the year ended December 31, 2006.

Audit Committee of the Board of Directors

Newport Bancorp has a standing Audit Committee consisting of Robert Lazar (Chairperson), Peter Crowley, Arthur Lathrop and Kathleen Nealon.  The Audit Committee operates under a written charter that governs its composition, responsibilities and operations.  Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market.  The board of directors of Newport Bancorp has designated Arthur Lathrop as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Code of Ethics

Newport Bancorp, Inc. has adopted a Code of Ethics and Business Conduct that applies to all employees and directors.  See www.newportfederal.com.

Index

ITEM 11.	EXECUTIVE COMPENSATION

Our Compensation Philosophy

           Our compensation philosophy starts from the premise that the success of Newport depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy.  We strive to satisfy the demands of our business model by providing our management team with incentives tied to the successful implementation of our corporate objectives.  We recognize that the company operates in a competitive environment for talent.  Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

           We base our compensation decisions on the following principles:

•
Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•	Driving Performance – We will structure compensation around the attainment of company-wide, business unit and individual targets that return positive results to our bottom line.

•	Reflecting our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve.

Following the implementation of a stock-based incentive program, we intend to also use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interest with the interests of our shareholders.

           Our compensation program currently relies on two primary elements:  (i) base compensation or salary and (ii) discretionary cash-based, short-term incentive compensation.  Following the implementation of a stock-based incentive program, we expect that equity-based, long-term incentive compensation will also become an important element of our executive compensation program.  Our ability to introduce equity awards to our compensation mix will depend on shareholder approval of an equity compensation program and compliance with applicable regulatory guidelines relating to such programs.  We believe that we can meet the objectives of our compensation philosophy by achieving a balance among these three elements that is competitive with our industry peers and creates appropriate incentives for our management team.  To achieve the necessary balance, the Compensation Committee of our Board of Directors has consulted with New England Business Advisors and Thomas Warren & Associates, Inc., an independent compensation consultant, as well as reviewed survey data for peer institutions to help us to benchmark our compensation program and our financial performance to our peers.

           Base Compensation. The salaries of our executive and other officers are reviewed at least annually to assess our competitive position and make any necessary adjustments.  Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at our peers.  To further that goal, we obtain peer group information from a variety of sources.  We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when a specific officer was hired.  Individual performance and retention risk are also considered as part of our annual assessment.

           Cash-Based Incentive Compensation. The Compensation Committee of the Board of Directors authorizes bonuses for key personnel based on the terms of a cash-based incentive program which rewards the attainment of annual company-wide financial objectives at specified levels and individual performance relative to the specific tasks we expect an employee to accomplish during the year.  Our objective is to drive annual performance at both the company and individual levels to the highest attainable levels by establishing floor, target and ceiling thresholds tied to increasing levels of incentive awards.

           Long-Term Equity-Based Compensation.  Our long-term incentive compensation program will be based on the delivery of competitive equity awards to our management team.  We expect to use an equity-based, long-term incentive compensation program to reward outstanding performance with incentives that focuses our management

Index

team on the task of creating long-term shareholder value.  By increasing the equity holdings of our management team, we will provide them with a continuing stake in our long-term success.  The nature and size of awards under our equity-based program will be based on a number of factors including regulatory guidelines, awards made to those holding comparable positions in our peer group and the tax or accounting treatment of specific equity compensation techniques.

Role of the Compensation Committee

           We rely on the Compensation Committee to develop our executive compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy.  The Committee, which consists of 5 independent directors, is also responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs.  The Committee reviews and approves all compensation decisions relating to our officers.  The compensation of our CEO and the other named executive officers are set by the Committee.  The CEO and COO attend the Compensation Committee meetings at the invitation of the Committee.  The CEO and COO do not participate in any discussions on their own compensation and do not vote on matters presented in the Committee.  The Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of the Committee’s responsibilities.

The Committee reviews the charter at least annually to ensure that the scope of the charter is consistent with the Committee’s expected role.  Under the charter, the Committee is charged with general responsibility for the oversight and administration of our compensation program.  The members of the Compensation Committee are:

Alicia S. Quirk, Chairperson
Peter W. Rector
William R. Harvey
Michael S. Pinto
Arthur P. Macauley

Role of Compensation Consultants

           Our Compensation Committee has worked with New England Business Advisors and Thomas Warren & Associates, Inc. to help us benchmark our compensation program against our peers and to ensure that our program is consistent with prevailing practice in our industry.  During 2006, New England Business Advisors provided recommendations for adjustments to salary ranges, developed and modified company-wide job descriptions and provided industry comparative salary information.  During 2006, Thomas Warren & Associates, Inc. provided the Company with compensation survey data and other information to assist us in adjusting our cash compensation levels.  We paid New England Business Advisors and Thomas Warren & Associates, Inc. $2,500 in the aggregate for the services performed during the 2006 fiscal year.

Role of Management

           Our CEO and COO make recommendations to the Compensation Committee from time to time regarding the appropriate mix and level of compensation for their subordinates.  Those recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee.  Our CEO and COO do not participate in Committee discussions or the review of Committee documents relating to the determination of their own compensation.

Peer Group Analysis

           A critical element of our compensation philosophy and a key driver of specific compensation decisions for our management team is the comparative analysis of our compensation mix and levels relative to a peer group of publicly traded banks and thrifts.  We firmly believe that the cornerstone of our compensation program is the maintenance of a competitive compensation program relative to the companies with whom we compete for talent.  In 2006, our peer group was selected with the assistance of compensation consultants on the basis of several factors, including geographic location, size, operating characteristics, and financial performance.

Index

When evaluating our executive team, we consider the relevance of data of our peer group, considering:

•	Our business need for certain officer’s skills;

•	The contributions an executive officer has made or we believe will make to our success; and

•	The transferability of an executive officer’s managerial skills to other potential employers.

Allocation Among Compensation Components

           Under our present structure, base salary has represented the largest component of compensation for our executive officers.  Following the implementation of a stock-based incentive program, we expect that the mix of base salary, bonus and equity compensation will vary depending upon the role of the individual officer in the organization.  In allocating compensation among these elements, we believe that the compensation of our senior-most levels of management should be predominately performance-based, while lower levels of management should receive a greater portion of their compensation in base salary.

Severance and Change in Control Benefits

           We recognize that an important consideration in our ability to attract and retain key personnel is our ability to minimize the impact on our management team of the possible disruption associated with our analysis of strategic opportunities.  Accordingly, we believe that it is in the best interest of Newport and its shareholders to provide our key personnel with reasonable financial arrangements in the event of termination of employment following a change in control or involuntary termination of employment for reasons other than cause.  Each of our executives who has an employment agreement or a change in control agreement has a provision in his or her agreement that provides for certain benefits in the event of voluntary or involuntary termination following a change in control.  In addition, the employment agreements contain provisions which provide for certain severance benefits in the event we terminate an executive’s employment for reasons other than cause.  See “Potential Post-termination Benefits – Employment Agreements” for a further discussion of the termination benefits provided under the employment agreements.

Tax and Accounting Considerations

           In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program.  Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements.  As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.

Retirement Benefits; Employee Welfare Benefits

           We offer our employees tax-qualified retirement and savings plans.  Our primary pension vehicle is our defined benefit pension plan, which is funded on an annual basis at levels recommended by our actuaries.  The pension plan is complemented by: (i) a 401(k) plan that enables our employees to supplement their retirement savings with elective deferral contributions that we match at a specified level; and (ii) an employee stock ownership plan that allows participants to accumulate a retirement benefit in employer stock at no cost to the participant.   Consistent with industry practice, we supplement our tax-qualified plans with nonqualified arrangements that provide benefits to certain officers who are affected by Internal Revenue Code limits applicable to tax-qualified plans.  We also provide the CEO, COO and certain other executive officers with supplemental executive retirement agreements which provide the executives with a fixed annual benefit payable over a fifteen year period following retirement and split dollar life insurance arrangements which provide for a death benefit.  A description of these arrangements is provided in the “Non-qualified Deferred Compensation” and “Executive Split Dollar Arrangements” sections of this item.

           In addition to retirement programs, we provide our employees with coverage under medical, dental, life insurance and disability plans on terms consistent with industry practice.  We also maintain an employee severance compensation plan for all eligible employees who do not have a change in control agreement or employment

Index

agreement with Newport.  The employee severance compensation plan provides eligible employees with a severance benefit in the event their employment is terminated within one year of a change in control of Newport Federal or Newport Bancorp, Inc.

Perquisites

           We provide certain of our officers, including the CEO and COO, with perquisites similar to those provided to executives employed by our peers. The perquisites are intended to further the officers’ abilities to promote the business interests of Newport in our markets and to reflect competitive practices for similarly situated officers employed by our peers.

Director Compensation

           Our outside directors are compensated through a combination of retainers and meeting fees.  Directors who are also employees of the Company do not receive additional compensation for service on the Board of Directors.  The level and mix of director compensation is reviewed by the Compensation Committee on a periodic basis to ensure consistency with the objectives of our overall compensation philosophy.  In addition to cash retainers and fees, directors serving on the board as of October 1, 2005 receive the following benefits: a) a supplemental director retirement agreement (see footnote 1 to the “Directors Compensation Table” for a further discussion of this benefit); and b) a death benefit (see footnote 2 to the “Directors Compensation Table” for a further discussion of this benefit).

Stock Compensation Grant and Award Practices

           We expect that, following our implementation of an equity compensation program, our Compensation Committee’s grant-making process will be independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or the stock option exercise prices.  Similarly, we expect that the release of material nonpublic information will never be timed with the purpose or intent to affect the value of executive compensation.

Stock Ownership Requirements

           Our corporate governance policy requires that all members of our board of directors have an ownership interest in a minimum of 1,000 shares of our common stock.

Our 2006 Compensation Program

Salary Levels and Adjustments

Annually we review salary ranges and individual salaries for our executive officers. We establish the base salary for each executive officer based on consideration of median pay levels of our peer group and internal factors, such as the individual’s performance and experience, and the pay of others on the executive team.

We consider market median pay levels among individuals in comparable positions with transferable skills within the banking industry.  When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. We believe competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.

The base salaries paid to our named executive officers in 2006 are set forth in the Summary Compensation Table.  We believe that the base salary paid to our executive officers during 2006 achieves our executive compensation objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median.

In December 2006, adjustments to our executive base salary were made based on an analysis of current market pay levels of peer companies and in published surveys.  In addition to the pay levels of our peer group, factors taken into account in making any changes for 2007 included the contributions made by the executive officer,

Index

the performance of the executive officer, the role and responsibilities of the executive officer and the relationship of the executive officer’s base pay to the base salary of our other executives.  The Committee adjusted base salaries for 2007 on an average by 3.3%, which placed senior management (as a group) within the peer group median.  See “Employment Agreements” for the current base salaries for Messrs. McCarthy, Moscardi, Gilmore and Walsh.  Ms. Silven’s base salary for 2007 is $113,850.

Cash-Based Incentive Compensation

Consistent with our emphasis on pay for performance, we have established a cash bonus opportunity program.  Our program is designed to reward the attainment of annual company-wide financial objectives at specified levels and individual performance relative to the specific tasks we expect an employee to accomplish during the year.  Our bonus program is designed to provide participants with cash bonus opportunities equal to the market median for our peer group.  In 2006, the Compensation Committee set the financial targets for the program based on our return on earnings. The Compensation Committee also established individual performance goals for the chief executive officer, chief operation officer and chief financial officer.  Senior management, in conjunction with mid-level managers, established the performance goals for all other plan participants.  In December 2006, the Compensation Committee evaluated the performance of our chief executive officer, chief operating officer and chief financial officer and determined that they had all satisfied their threshold individual objectives.  The Compensation Committee also noted that due to the costs associated with our initial public offering the company-wide financial objectives were not met.  Using the discretion provided under the cash-based incentive compensation program, the Compensation Committee elected to award cash bonuses to participants in recognition of their performance during the initial public offering process.  In 2006, our cash bonus program represented 13% to 15.7% of a named executive’s total compensation, depending on the executive’s role.

Index

Summary Compensation Table

           The following information is provided for our Chief Executive Officer, Chief Financial Officer and other executive officers who received salary and bonus totaling $100,000 or more for the year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2)	Total
Kevin M. McCarthy President and Chief Executive Officer	2006	$210,000	$29,400	$170,788	$46,679	$456,867
Nino Moscardi Executive Vice President and Chief Operating Officer	2006	150,000	22,000	11,000	38,987	221,987
Ray D. Gilmore, II Executive Vice President and Chief Lending Officer	2006	140,000	20,000	72,700	31,276	263,976
Bruce A. Walsh Senior Vice President and Chief Financial Officer	2006	114,423	19,000	25,863	24,296	183,582
Carol R. Silven Senior Vice President and Retail Banking Officer	2006	109,423	15,000	91,095	21,076	236,594
___________________
(1)
This column represents the sum of the change in pension value in 2006 for each of the named executives under the Financial Institutions Retirement Fund and the Newport Federal Savings Bank Supplemental Executive Retirement Arrangements.  See “Pension Benefits” for additional information on the arrangements including the present value assumptions used in calculating the benefits.

(2)
Details of the amounts reported in the “All Other Compensation” column for 2006 are provided in the table below. Amounts do not include perquisites, which did not total in the aggregate more than $10, 000 for any of the named executive officers.

	Mr. McCarthy	Mr. Moscardi	Mr. Gilmore	Mr. Walsh	Ms. Silven
Employer contributions to 401(k) Plan	$15,804	$11,900	$10,780	$8,941	$7,188
ESOP allocation market value	$28,892	$21,834	$18,145	$15,104	$13,888
Imputed income under split dollar arrangements	$1,345	—	$1,327	$251	—

Index

Employment Agreements

Newport Federal maintains three-year employment agreements with Messrs. McCarthy, Moscardi and Gilmore and Newport Bancorp, Inc. maintains three-year employment agreements with Messrs. McCarthy and Moscardi and a two-year employment agreement with Mr. Walsh.  The continued success of Newport Federal and Newport Bancorp, Inc. depends to a significant degree on the skills and competence of these executives.

           The terms of the Newport Federal employment agreements extend annually unless written notice of non-renewal is given by the board of directors of Newport Federal or the executive.  The terms of the Newport Bancorp, Inc. employment agreements extend daily, unless written notice of non-renewal is given to the board of directors of Newport Bancorp, Inc. or the executive.  The employment agreements provide that the executive’s base salary will be reviewed annually.  The current base salaries for Messrs. McCarthy, Moscardi, Gilmore and Walsh are $217,350, $155,000, $144,900 and $119,000, respectively.  In addition to base salary, the employment agreements provide for, among other things, participation in benefit plans and other fringe benefits applicable to executive personnel.   Under the terms of the agreements each executive is entitled to severance payments and benefits in the event his employment is terminated: (i) without Cause (as defined in the agreements); (ii) with Good Reason (as defined in the agreements);  (iii) as a result of the executive becoming disabled; or (iv) following a change in control.  See “Potential Post-termination Benefits – Employment Agreements” for a discussion of the severance benefits.   If the executive’s termination of employment is for reasons other than a change in control, he must adhere to a one-year non-competition agreement.

           To the extent that salary payments, other cash payments and benefits, under the Newport Bancorp agreements are paid to or received by the executives under the Newport Federal employment agreements, such compensation payments and benefits paid by Newport Federal will be subtracted from any amount due simultaneously to the executives under similar provisions of Newport Bancorp agreements.  Payments pursuant to the Newport Bancorp employment agreement and the Newport Federal employment agreement will be allocated in proportion to the level of activity and the time expended on such activities by the executives as determined by Newport Bancorp and Newport Federal.

Change in Control Agreements

Newport Federal maintains two-year change in control agreements with Bruce Walsh, Carol Silven and certain other officers of Newport Federal.  These agreements may be renewed annually by Newport Federal for an additional year.  The agreements provide for a lump sum cash payment and continued health, life and dental coverage for 24 months if the executive has an involuntary termination or, under certain circumstances, voluntary termination following a change in control of Newport Federal.  Newport Bancorp is the guarantor of all payments and benefits that are not paid by Newport Federal under the agreements.  See “Potential Post-termination Benefits – Change in Control Agreements” for a discussion of the severance benefits.

Executive Split Dollar Arrangements

Newport Federal maintains split dollar life insurance agreements with Messrs. McCarthy, Walsh and Gilmore.  Under the terms of the agreements, Newport Federal is the owner of the life insurance policies under which each individual is insured.  Newport Federal and the executives each pay a portion of the annual premiums due on the life insurance policies.  Under the split-dollar arrangements, upon an executive’s death while he is actively employed, his designated beneficiary is entitled to an amount equal to $100,000 plus the cash asset value of the life insurance policies for the beneficiaries of Mr. McCarthy and Mr. Gilmore and $60,000, plus the cash value of the life insurance policies for the beneficiaries of Mr. Walsh.  If an executive dies after retiring or being terminated for reasons other than cause and the executive had at least ten years of employment with Newport Federal his beneficiary will receive a benefit equal to the lesser of $150,000, $50,000 and $100,000 for the beneficiaries of Messrs. McCarthy, Walsh and Gilmore, respectively, or the total insurance proceeds less the cash value of the policy for each executive.  The remainder of the death benefit under the split dollar arrangements is payable to Newport Federal.  If an executive terminates employment without having at least ten years of service with Newport Federal his beneficiary will receive no benefits under the Newport Federal split dollar arrangements.

Index

401(k) Plan

            Newport Federal maintains the Newport Federal Savings Bank Employees’ Savings & Profit Sharing Plan, a tax-qualified defined contribution plan, for substantially all employees of Newport Federal who have attained age 21 and completed 500 hours of service with Newport Federal in a consecutive six-month period.  Eligible employees may contribute up to 50% of their compensation to the plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code of 1986, as amended.   Newport Federal provides an employer match of 4% on participant deferrals up to 5% of an employee’s compensation, as well as a profit sharing match of 3% of a participant’s compensation.

Employee Stock Ownership Plan

           Newport Federal maintains an employee stock ownership plan for all eligible employees of Newport Federal.  Employees are eligible to participate in the plan upon attainment of age 21 and the completion of 500 hours of service in a six-month period.  Plan participants generally have no vested interest in their employee stock ownership plan account balances prior to the completion of five years of service, however, participants become fully vested in their account balances at retirement, upon death or disability, upon a change in control or upon termination of the employee stock ownership plan. See “Potential Post-termination Benefits” for a discussion of the change in control benefit provided under the employee stock ownership plan. Generally, the plan provides for the distribution of vested benefits upon a participant’s separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants in the plan.

Pension Benefits

FIRF

Newport Federal is a participating member of the Financial Institution Retirement Fund (“FIRF”), which is a multiple employer tax-qualified defined benefit plan, for the purpose of providing employees with more than 1,000 hours of service with retirement benefits.  The plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each fiscal year.  In 2006, Newport Federal amended the plan formula to provide participant’s with an annual pension benefit equal to 1% of the executive’s earnings for the year.  The executive’s annual earnings taken into account under this formula include base salary and may not exceed the Internal Revenue Code limitations ($220,000 for 2006).  Prior to 2006, plan benefits were determined based on a formula that integrated 1.5%/2.0% of the average of a participant’s highest three years of compensation with the fixed compensation level in effect as of a participant’s retirement date.   Benefits provided under this plan are payable as of a participant’s retirement.  The normal retirement age under the plan is 65.  Employees vest in their pension benefit after five years of service.

Supplemental Executive Retirement Arrangements

Newport Federal entered into supplemental executive retirement arrangements (“SERAs”) with Messrs. McCarthy, Walsh, and Gilmore and Ms. Silven. The arrangements are unfunded and are not qualified for tax purposes.  The agreements provide for a fixed annual benefit payable monthly over a fifteen-year period following the executive’s retirement at or after age 65.  The annual supplemental retirement benefits for Ms. Silven and Messrs. McCarthy, Gilmore and Walsh are $16,150, $30,500, $21,000 and $17,500, respectively.  If an executive retires after attaining age 60, but prior to age 65 and has completed 10 years of service, his or her annual supplemental retirement benefit will be reduced by a specific percentage (as specified in the agreement) based on the executive’s age.  All benefits are forfeited under the agreements if an executive is terminated for cause.  The agreements also provide for retirement benefits upon an executive’s death, disability or termination of employment following a change in control.   See “Potential Post-termination Benefits – Supplemental Retirement Arrangements” for a discussion of the change in control benefit provided under this arrangement.

Index

           No pension benefits were paid to any named executive in 2006.  The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2006, for the named executives under each arrangement based on the assumptions described in note 1.  Years of Credited Service have no bearing on our executive’s benefit under his or her SERA.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)
Kevin M. McCarthy	FIRF	27 (2)	$823,000
	SERA	—	216,066
Nino Moscardi	FIRF	16	189,000
Ray D. Gilmore, II	FIRF	12	252,000
	SERA	—	150,480
Bruce A. Walsh	FIRF	12	99,000
	SERA	—	69,003
Carol R. Silven	FIRF	12	273,000
	SERA	—	148,222

__________________________
(1)
This column represents the sum of the change in pension value in 2006 for each of the named executives under the Financial Institutions Retirement Fund and the Newport Federal Savings Bank Supplemental Executive Retirement Arrangements.  See “Pension Benefits” for additional information on the arrangements including the present value assumptions used in calculating the benefits.

(2)
Details of the amounts reported in the “All Other Compensation” column for 2006 are provided in the table below. Amounts do not include perquisites, which did not total in the aggregate more than $10, 000 for any of the named executive officers.

Nonqualified Deferred Compensation

           Newport Federal Savings Bank established a supplemental executive retirement plan for Messrs. McCarthy and Moscardi  effective January 1, 2006.  The plan provides the executives with benefits otherwise limited by certain provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits that cannot be provided under the 401(k) Plan as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plan, but for these Internal Revenue Code limitations. In addition to providing for benefits lost under the 401(k) Plan as a result of the Internal Revenue Code limitations, the plan provides supplemental benefits upon a change in control prior to the scheduled repayment of the employee stock ownership plan loan.   See “Potential Post-termination Benefits – Supplemental Executive Retirement Plan” for a discussion of the supplemental benefits provided under this plan.  The participants have not earned any benefits under this plan and no contributions have been made to the plan.

Index

Potential Post-Termination Benefits

Employment Agreements.  The employment agreements provide for termination for cause, as defined in the employment agreements, at any time.  If an executive is terminated for cause he is entitled only to his wages earned as of his termination date, along with any accrued benefits under the Newport Federal tax-qualified plans.  If Newport Federal or Newport Bancorp choose to terminate an executive’s employment for reasons other than for cause, or if an executive resigns under circumstances that would constitute Good Reason under his employment agreement, the executive or, if he dies, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to him for the remaining term of the employment agreement and under the Newport Bancorp, Inc. employment agreements, the contributions that would have been made on an executive’s behalf to any employee benefit plans of Newport Federal during the remaining term of the employment agreement.  Newport Federal or Newport Bancorp (as applicable) would continue and/or pay for the executive’s life, health, and dental coverage for the remaining term of the employment agreement.  Assuming an employment termination date of December 31, 2006, Messrs. McCarthy, Moscardi, Gilmore and Walsh would be entitled to receive a pre-tax lump sum cash severance payment equal to approximately $786,138, $566,202, $434,700 and $286,090, respectively.   In addition, Messrs. McCarthy, Moscardi, Gilmore and Walsh would be entitled to receive insurance coverage valued at approximately $34,767, $34,767, $30,330, and $23,178. To the extent cash payments and benefits under the Newport Bancorp agreements are paid to or received by the executives under the Newport Federal employment agreements, such compensation payments and benefits paid by Newport Federal will be subtracted from any amount due simultaneously to the executives under similar provisions of Newport Bancorp agreements.

           If Messrs. McCarthy, Moscardi, or Gilmore are involuntarily terminated in connection with a change in control, or if they voluntarily terminate employment following a change in control under certain circumstances specified in the employment agreements, the executives or their beneficiaries would be entitled to receive a severance payment equal to 3 times the executive’s average annual compensation over the five preceding tax years (or if the executive is employed less than five years, the years of employment) for Messrs. McCarthy and Moscardi and 2.99 times the executive’s average annual compensation over the five preceding tax years for Mr. Gilmore.  Under the same circumstances, Mr. Walsh or his beneficiary would be entitled to receive a severance payment equal to 2 times his average annual compensation over the five preceding tax years. Under the Newport Bancorp, Inc. employment agreements, Messrs. McCarthy, Moscardi and Walsh would continue to receive the benefits the executives would have received under the Newport Federal retirement programs in which the executives participated before a change in control.  The Newport Federal and the Newport Bancorp, Inc. employment agreements  would also continue the executives’ medical, dental and life insurance coverage for 36 months (24 months for Mr. Walsh) following termination of employment.  Under the Gilmore and Walsh employment agreements all payments made in connection with a change in control (under the employment agreements and otherwise) are limited to one dollar less than three times the executive’s average annual compensation in order to avoid excess parachute payments and a resulting federal excise tax. Under the Newport Bancorp, Inc. employment agreements for Messrs. McCarthy and Moscardi, the executives would be entitled to receive a tax indemnification payment if the change in control payments under their employment agreements or other payments outside of their employment agreements trigger liability under the Internal Revenue Code as an excise tax on payments constituting excess parachute payments.  Assuming a change in control occurred on December 31, 2006 and Messrs. McCarthy, Moscardi, Gilmore and Walsh terminated employment with Newport Federal and/or Newport Bancorp, Inc. (for reasons other than cause) on that date Messrs. Gilmore and Walsh would be entitled to receive a pre-tax change in control severance payment equal to approximately $335,534 and $238,122, respectively.  In addition, Messrs. Gilmore and Walsh would be entitled to continued insurance coverage valued at approximately $30,330 and $23,178, respectively.  A change in control would also result in a payment under the supplemental executive retirement arrangements established for Messrs. Gilmore and Walsh (see below).  The present value of the supplemental executive retirement arrangements at December 31, 2006 was $213,208 for Mr. Gilmore and $177,673 for Mr. Walsh.  Based on the terms of the Gilmore and Walsh employment agreements, in no event can the aggregate payments and benefits for Mr. Gilmore and Mr. Walsh exceed approximately $335,534 and $284,099, respectively.  These amounts represent 2.99 times each executive’s base amount.  Under the terms of the Gilmore and Walsh employment agreements, the executives may decide how they would like to reduce their aggregate payments and benefits in order to insure no excess parachute payments are made to the executives.

Under the terms of the employment agreements for Messrs. McCarthy and Moscardi, the executives would be entitled to a pre-tax change in control severance payment equal to approximately $647,965 and $552,509,

Index

respectively.  In addition, Messrs. McCarthy and Moscardi would be entitled to continued insurance coverage valued at approximately $34,767.  A change in control would also result in a payment under the supplemental executive retirement arrangement established for Mr. McCarthy (see below).  The present value of the supplemental executive retirement arrangement at December 31, 2006 was $309,660.  Mr. McCarthy and Mr. Moscardi would also be entitled to a change in control benefit under the supplemental executive retirement plan established in connection with the implementation of the Newport Federal employee stock ownership plan.  As of December 31, 2006, the employee stock ownership SERP benefit would be valued at $438,704 for Mr. McCarthy and $ 331,742 for Mr. Moscardi.  Both Mr. McCarthy and Mr. Moscardi would also be entitled to a tax indemnification payment in connection with a change in control equal to approximately, $729,264 and $282,302, respectively.

            The employment agreements also provide for a disability benefit equal to 75% of an executive’s bi-weekly rate of base salary in effect as of the executive’s termination date.  Disability payments are reduced by any disability benefits provided by a policy or program sponsored by Newport Federal and/or Newport Bancorp.  Disability payments end upon the earlier of the executive’s full-time employment with Newport Federal or Newport Bancorp, Inc., death, attainment of age 65 or the termination of the executive’s agreement.

Change in Control Agreements.  The Newport Federal change in control agreements provide that if an executive is terminated without cause or terminates his employment for Good Reason following a change in control of Newport Federal or Newport Bancorp, Inc., the executive is entitled to a severance payment equal to 2 times the executive base amount.  The base amount is determined by taking the average of the executive’s annual compensation for the five years preceding the change in control.  In addition to a cash payment, each contracted executive is entitled to have Newport Federal continue and/or pay for life, health and dental coverage for twenty- four months following termination of employment.  The agreements also state that in no event can the aggregate payments or benefits made in connection with a change in control constitute an “excess parachute payment”.  In order to avoid such a result, the benefits and or payments made in connection with a change in control must be reduced to one dollar less than an amount equal to three times the executive’s base amount. Assuming a change in control occurred on December 31, 2006 and the executives terminated employment with Newport Federal (for reasons other than cause) on that date, Ms. Silven’s agreement would provide for a pre-tax change in control severance payment equal to approximately $163,425.  In addition, Ms. Silven would be entitled to continued insurance coverage valued at approximately $20,220.  A change in control would also result in a payment under the supplemental executive retirement arrangement established for Ms. Silven (see below).  The present value of the supplemental retirement arrangement at December 31, 2006 was $81,984.  Based on the terms of Ms. Silven’s change in control agreement, in no event can her aggregate payments and benefits exceed approximately $245,137 (which represents 2.99 times her base amount).  Mr. Walsh would not receive a change in control payment under his change in control agreement with Newport Federal, rather he would receive his benefits under the terms of his employment agreement with Newport Bancorp, Inc.  See “Potential Post-termination Benefits -- Employment Agreements” above.

Supplemental Executive Retirement Arrangements.  If, within two years of a change in control, Newport Federal or its successor elects to terminate the employment of Messrs. McCarthy, Walsh, and Gilmore and Ms. Silven, each executive would be entitled to receive the monthly benefit he or she would have received had the executive continued to be employed by Newport Federal (or its successor) until age 65.   Assuming a change in control occurred on December 31, 2006 and each executive had his or her employment involuntarily terminated on that date, Messrs. McCarthy, Walsh, and Gilmore and Ms. Silven would be entitled to receive a monthly benefit equal to $2,542, $1,458, $1,750 and $1,346.   Benefits would commence on the first day of the month following the executive’s termination of employment and cease fifteen years thereafter.

Employee Stock Ownership Plan. In the event of a change in control (as defined in the plan), the employee stock ownership plan will terminate as of the effective date of the change in control and the plan trustee will repay in full any outstanding acquisition loan.  After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by Newport Federal or Newport Bancorp, Inc. on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred.  As of December 31, 2006, the employee stock ownership

Index
plan had an outstanding loan of $3,614,839.  As of that date, 26,018 shares of our stock had been allocated to plan participants and 364,250 shares remained unallocated.  Assuming a change in control occurred on December 31, 2006 and using a stock price of $13.66 (the year end closing price of the stock as reported on Nasdaq), the plan trustee would have to sell approximately 264,630 of the unallocated shares held in the loan suspense account to generate the funds needed to repay the acquisition loan in full as of December 31, 2006.  Following the repayment of the acquisition loan, the plan would have approximately 99,620 shares remaining in the plan trust.  Based on the terms of the plan and assuming Messrs. McCarthy, Moscardi, Gilmore, Walsh and Silven had account balances as of December 31, 2006 that represented 8.1%, 6.1%, 5.1%,4.2% and 3.9% of the total allocated plan assets, Messrs. McCarthy, Moscardi, Gilmore, Walsh and Ms. Silven would be entitled to receive a change in control allocation under the plan valued at approximately $110,225, $83,009, $69,401, $57,153 and $53,071, respectively.    The value of the allocation was determined by multiplying the number of shares allocated to each participant by $13.66. Payments under the Newport Federal tax-qualified employee stock ownership plan are not categorized as parachute payments under Section 280G of the Internal Revenue Code.

Supplemental Executive Retirement Plan. Upon a change in control, the supplemental executive retirement plan  provides Messrs. McCarthy and Moscardi with a cash payment equal to the benefit the executive would have received under the employee stock ownership plan, had the executive remained employed throughout the term of the loan, less the benefits actually provided under the employee stock ownership plan on the participant’s behalf.  Benefits generally become payable upon a change in control of Newport Bancorp and are distributed in accordance with the terms of the employee stock ownership plan.  Assuming a change in control on December 31, 2006, Messrs. McCarthy and Moscardi would be entitled to a change in control benefit under this plan equal to approximately  $438,704 and $331,742, respectively.

Director Compensation

The following table sets forth compensation paid to non-employee directors for their service on the board of directors of the Company and the board of directors of the Bank for the year ended December 31, 2006.

Name	Fees Earned or Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2)	Total
John N. Conti	$16,650	—	—	$16,650
Peter T. Crowley	16,950	$1,407	$182	18,539
William R. Harvey	21,950	2,276	—	24,226
Michael J. Hayes	17,400	1,286	170	18,856
Donald N. Kaull	21,200	1,895	239	23,334
Arthur H. Lathrop	20,850	—	—	20,850
Robert S. Lazar	21,550	2,387	312	24,249
Arthur P. Macauley	17,250	—	—	17,250
Kathleen A. Nealon	17,250	—	—	17,250
Michael S. Pinto	21,350	5,365	561	27,276

Index

Alicia S. Quirk	18,500	3,129	405	22,034
Peter W. Rector	27,850	7,284	592	35,726
Barbara Saccucci Radebach	16,350	1,001	125	17,476

___________________
(1)
This column represents the change in pension value in 2006 for the directors under the non tax-qualified defined benefit supplemental retirement arrangements.  Only directors serving on the Newport Federal board of directors as of June 2003 participate in these arrangements.  Messrs. Harvey and Rector are entitled to receive a $4,000 and $5,000 annual supplemental retirement benefit, respectively, and all other participating directors are entitled to receive a $3,000 annual supplemental retirement benefit. The annual supplemental retirement benefits are payable over a ten year period commencing on the first of the month following the participating director’s retirement at or after the attainment of age 70. If a participating director retires after attaining age 65, but prior to age 70, and has completed 10 years of service, his or her annual supplemental retirement benefit will be reduced by a specific percentage (as specified in the agreement) based on the participating director’s age. If a participating director is terminated for cause, all supplemental retirement benefits are forfeited.  The agreements also provide for benefits upon a participating director’s death, disability and upon a change in control of the Newport Bancorp followed by the participating director’s involuntary termination of service. If a participating director’s service with the Bank is involuntarily terminated within two years after a change in control of the Newport Bancorp, the participating director would be entitled to receive his or her benefits in monthly installments equal to the benefit he or she would have received had the director continued in service until age 70.  The accumulated benefit under the director supplemental retirement arrangement is calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using a 6.25% discount rate.

(2)
Includes imputed income recognized by each director under his or her split dollar arrangement.  These agreements provide participating directors with a cash payment in the event the director dies while in service with Newport Federal. Under the terms of the agreements, Newport Federal is the owner of the life insurance policies under which the individuals are insured.  Newport Federal and the participating directors each pay a portion of the annual premiums due on the life insurance policies. Under the directors’ split-dollar arrangements, upon the director’s death his designated beneficiary is entitled to an amount equal to the lesser of $30,000 ($35,000 for the Chairman of the Board), or the total insurance proceeds less the cash value of the policy. The remainder of the death benefit under the agreements is payable to Newport Federal.

Compensation Committee Interlocks and Insider Participation

           None.

Compensation Committee Report

           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.  See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of
Newport Bancorp, Inc.

Alicia S. Quirk, Chair
Peter W. Rector
William R. Harvey
Arthur P. Macauley
Michael S. Pinto

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The following table provides information as of March 13, 2007 about the persons known to Newport Bancorp to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Daniel S. Och OZ Management, L.L.C. OZ Master Fund, Ltd. 9 West 57th Street, 39th Floor New York, NY 10019	437,401	9.0%
 ____________

(1)
Daniel S. Och, OZ Management, L.L.C and OZ Master Fund, Ltd. collectively reported sole voting and dispositive power with respect to 437,401 shares of the Company’s common stock on a Schedule 13 G/A dated February 14, 2007.

(b)	Security Ownership of Management

The following table provides information as of March 13, 2007 about the shares of Newport Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name	Number of Shares Owned	Percent of Common Stock Outstanding
Directors
John N. Conti	1,500	0.031%
Peter T. Crowley	15,000	0.308%
William R. Harvey	10,000	0.205%
Michael J. Hayes	14,000	0.287%
Donald N. Kaull	15,000	0.307%
Arthur H. Lathrop	1,700	0.035%
Robert S. Lazar	15,000	0.307%
Arthur P. Macauley	7,200	0.148%
Kevin M. McCarthy	23,208	0.476%
Nino Moscardi	15,282	0.313%
Kathleen A. Nealon	1,000	0.020%
Michael S. Pinto	20,000	0.410%

Index

Name	Number of Shares Owned	Percent of Common Stock Outstanding
Directors
Alicia S. Quirk	5,000	0.102%
Peter W. Rector	12,500	0.256%
Barbara Saccucci Radebach	14,000	0.287%

Name	Number of Shares Owned	Percent of Common Stock Outstanding
Named Executive Officers Who Are Not Also Directors
Ray D. Gilmore, II	15,269	0.313%
Bruce A. Walsh	10,029	0.206%
Carol R. Silven	9,837	0.202%
All directors and executive officers as a group (18 persons)	205,525	4.213%

(c)	Changes in Control.

Management of Newport Bancorp, Inc. knows of no arrangements, including any pledge by any person or securities of Newport Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all Bank employees and does not give preference to any executive officer or director over any other employee.  Newport Federal maintains loan programs whereby employees, including executive officers and directors, may obtain loans with a one percent interest rate discount and reduced closing costs.  The following information is furnished for outstanding loans made by Newport Federal to executive officers and directors under these loan programs:

Index

Executive Officer/Director	Largest Aggregate Principal Outstanding for 2006	Principal Outstanding at February 28, 2007	Principal Paid During 2006	Interest Paid During 2006	Interest Rate Payable
Kevin M. McCarthy	$196,434	$166,722	$45,436	$6,558	6.041%
Michael J. Hayes	1,087,500	1,043,942	34,799	32,306	4.500%
Nino Moscardi	365,000	356,805	5,440	6,611	5.125%
Ray D. Gilmore, II	207,451	202,686	3,630	9,776	4.750%
William R. Harvey	270,664	205,374	78,356	9,850	4.724%
Robert S. Lazar	253,343	239,975	11,861	11,416	5.257%
Donald N. Kaull	243,025	240,752	1,940	13,015	5.375%
Michael S. Pinto	318,169	308,881	10,560	16,044	5.497%
Bruce A. Walsh	131,665	0	131,665	5,744	6.125%
Barbara Saccucci- Radebach	334,135	287,620	24,252	12,254	4.590%

From time to time, Newport Federal also makes loans and extensions of credit, directly and indirectly, to its executive officers and directors that are not part of the loan programs discussed above.  These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Newport Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to Newport Bancorp’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Newport Bancorp’s transactions with directors and executive officers of Newport Bancorp and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved.  Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Newport Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of Newport Bancorp must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of Newport Bancorp.  Such potential conflicts of interest include, but are not limited to, the following: (i) Newport Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Newport Bancorp.

Information relating to director independence that is required by this item is included in Item 10 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountants. The Audit Committee has appointed Wolf & Company, PC to perform audit and other services for the Company and its subsidiaries. The Company has formal procedures in place for the pre-approval by the Audit Committee (or its Chairman) of all services provided by Wolf & Company, PC.

Index

The following fees were paid to our independent registered public accountants for the years ended December 31, 2006 and 2005, and we have determined that the provisions for these services is compatible with maintaining the independence of the independent registered public accountants:

	2006	2005
Audit fees	$122,500	$91,221
Tax fees	$10,750	$14,250
All other fees (1)	$165,500	$-

___________________
 (1)  Includes fees related to stock conversion.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor.  Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor.  Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended December 31, 2006, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Newport Bancorp, Inc. (1)
3.2	Bylaws of Newport Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (1)
10.1	Supplemental Executive Retirement Plan* (2)
10.2	Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement, as Amended* (1)
10.3	Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy and Proposed Amendment* (1)
10.4	Amendment to the Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy* (2)
10.5	Employment Agreement between Newport Bancorp, Inc. and Kevin M. McCarthy* (2)
10.6	Employment Agreement between Newport Federal Savings Bank and Nino Moscardi and Proposed Amendment* (1)
10.7	Amendment to the Employment Agreement between Newport Federal Savings Bank and Nino Moscardi* (2)
10.8	Employment Agreement between Newport Bancorp, Inc. and Nino Moscardi* (2)
10.9	Employment Agreement between Newport Federal Savings Bank and Ray Gilmore and Proposed Amendment* (1)
10.10	Amendment to the Employment Agreement between Newport Federal Savings Bank and Ray Gilmore* (2)
10.11	Employment Agreement between Newport Bancorp, Inc. and Bruce A. Walsh* (2)
10.12	Change in Control Agreement between Newport Federal Savings Bank and Bruce A. Walsh* (2)
10.13	Change in Control Agreement between Newport Federal Savings Bank and Carol R. Silven* (2)
10.14	Change in Control Agreement between Newport Federal Savings Bank and Paul F. Nardone* (2)
10.15	Form of Director Split Dollar Life Insurance Agreement* (1)
10.16	Form of Executive Split Dollar Life Insurance Agreement* (1)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, PC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
_______________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 20, 2006.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: March 15, 2007	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer,	March 15, 2007
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and Chief	March 15, 2007
Bruce A. Walsh	Financial Officer
(principal accounting and
financial officer)

/s/ John N. Conti	Director	March 15, 2007
John N. Conti

/s/ Peter T. Crowley	Director	March 15, 2007
Peter T. Crowley

/s/ William R. Harvey	Director	March 15, 2007
William R. Harvey

/s/ Michael J. Hayes	Director	March 15, 2007
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 15, 2007
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 15, 2007
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 15, 2007
Robert S. Lazar

Index

/s/ Arthur P. Macauley	Director	March 15, 2007
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 15, 2007
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 15, 2007
Kathleen A. Nealon

	Director	March 15, 2007
/s/ Michael S. Pinto
Michael S. Pinto

/s/ Alicia S. Quirk	Director	March 15, 2007
Alicia S. Quirk

/s/ Peter W. Rector	Director	March 15, 2007
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	March 15, 2007
Barbara Saccucci Radebach

Index

NEWPORT BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-38

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Newport Bancorp, Inc.
Newport, Rhode Island

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 8, 2007

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS

	2006	2005
	(In Thousands, except share data)

Cash and due from banks	$3,705	$1,695
Short-term investments	3,567	3,219
Cash and cash equivalents	7,272	4,914

Certificates of deposit	-	3,000
Securities available for sale, at fair value	6,614	6,334
Securities held to maturity, at amortized cost	1,922	2,292
Federal Home Loan Bank stock, at cost	2,390	3,040
Loans	258,739	234,179
Allowance for loan losses	(1,973)	(1,853)
Loans, net	256,766	232,326

Premises and equipment, net	6,099	6,000
Accrued interest receivable	1,027	909
Deferred income taxes	1,851	739
Bank-owned life insurance	5,382	1,807
Other assets	1,121	1,026

Total assets	$290,444	$262,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$192,974	$192,581
Short-term borrowings	2,500	6,233
Long-term borrowings	31,950	43,890
Accrued expenses and other liabilities	3,040	1,699
Total liabilities	230,464	244,403

Commitments and contingencies (Notes 4, 5 and 12)

Preferred stock, $.01 par value; 1,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized;
4,878,349 shares issued and outstanding	49	-
Additional paid-in capital	47,258	-
Retained earnings	16,477	18,133
Unearned compensation - ESOP	(3,643)	-
Accumulated other comprehensive loss	(161)	(149)
Total stockholders' equity	59,980	17,984

Total liabilities and stockholders' equity	$290,444	$262,387

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Interest and dividend income:
Interest and fees on loans	$15,280	$13,240	$11,961
Interest on securities	386	321	284
Dividends on Federal Home Loan Bank stock	181	131	83
Interest on certificates of deposit	13	117	129
Interest on short-term investments	231	73	44
Total interest and dividend income	16,091	13,882	12,501

Interest expense:
Interest on deposits	3,868	2,556	1,633
Interest on short-term borrowings	371	188	156
Interest on long-term borrowings	1,972	2,374	2,621
Total interest expense	6,211	5,118	4,410

Net interest income	9,880	8,764	8,091
Provision for loan losses	120	198	144
Net interest income, after provision
for loan losses	9,760	8,566	7,947

Other income:
Customer service fees	1,593	1,392	1,598
Loss on sales of securities available for sale	-	-	(22)
Gains on sales of loans	14	99	141
Gain on sale of other real estate owned	-	-	56
Federal Home Loan Bank pre-payment penalties	(367)	-	-
Miscellaneous	211	234	231
Total other income	1,451	1,725	2,004

Operating expenses:
Salaries and employee benefits	5,414	4,606	4,439
Occupancy and equipment	1,235	1,178	1,111
Data processing	1,022	1,066	1,010
Professional fees	387	634	264
Marketing	797	681	559
Contribution to NewportFed Charitable Foundation	3,614	-	-
Other general and administrative	769	687	776
Total operating expenses	13,238	8,852	8,159

Income (loss) before income taxes	(2,027)	1,439	1,792

Provision (benefit) for income taxes	(371)	765	655

Net income (loss)	$(1,656)	$674	$1,137

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-in	Retained	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Loss	Total
	(Dollars in Thousands)
Balance at December 31, 2003	-	$-	$-	$16,322	$-	$(53)	$16,269
Comprehensive income:
Net income	-	-	-	1,137	-	-	1,137
Net unrealized loss on securities available for sale, net of reclassification adjustment for realized losses of $22,000	-	-	-	-	-	(27)	(27)
Total comprehensive income	-	-	-	-	-	-	1,110
Balance at December 31, 2004	-	-	-	17,459	-	(80)	17,379
Comprehensive income:
Net income	-	-	-	674	-	-	674
Net unrealized loss on securities available for sale	-	-	-	-	-	(69)	(69)
Total comprehensive income	-	-	-	-	-	-	605
Balance at December 31, 2005	-	-	-	18,133	-	(149)	17,984
Comprehensive loss:
Net loss	-	-	-	(1,656)	-	-	(1,656)
Net unrealized loss on securities available for sale	-	-	-	-	-	(12)	(12)
Total comprehensive loss	-	-	-	-	-	-	(1,668)
Issuance of common stock for initial
public stock offering, net of expenses of $1,573	4,516,990	45	43,552	-	-	-	43,597
Issuance of common stock to NewportFed
Charitable Foundation	361,359	4	3,610	-	-	-	3,614
Common stock purchased by ESOP	-	-	-	-	(3,903)	-	(3,903)
Release of ESOP stock	-	-	96	-	260	-	356
Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$(161)	$59,980

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)

Cash flows from operating activities:
Net income (loss)	$(1,656)	$674	$1,137
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Provision for loan losses	120	198	144
Net accretion of securities	(17)	(17)	(20)
Amortization of net deferred loan fees	(123)	(217)	(185)
Depreciation and amortization of premises
and equipment	619	582	592
Loss on sales of securities available for sale	-	-	22
Gain on sale of other real estate owned	-	-	(56)
Amortization of unearned compensation	356	-	-
Deferred income tax benefit	(1,112)	(186)	(79)
Income from bank-owned life insurance	(75)	(73)	(73)
Contribution of common stock to NewportFed
Charitable Foundation	3,614	-	-
Net change in:
Loans held for sale	150	(150)	-
Accrued interest receivable	(118)	(144)	(15)
Other assets	(95)	(294)	(229)
Accrued expenses and other liabilities	1,341	147	336
Net cash provided by operating activities	3,004	520	1,574

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	3,000	2,500	2,000
Activity in securities available for sale:
Sales	-	-	3,978
Reinvested dividends	(292)	(208)	(123)
Principal payments received on securities held to maturity	387	516	580
Purchase of bank-owned life insurance	(3,500)	-	-
Redemption (purchase) of Federal Home Loan Bank stock	650	(63)	(507)
Loans purchased	-	-	(450)
Loan originations, net of principal payments	(24,587)	(15,546)	(24,214)
Proceeds from sale of other real estate owned	-	-	246
Additions to premises and equipment	(718)	(389)	(250)
Net cash used by investing activities	(25,060)	(13,190)	(18,740)

(continued)

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)

Cash flows from financing activities:
Net increase in deposits	393	5,481	16,110
Net increase (decrease) in borrowings with
maturities of three months or less	(3,733)	6,233	1,250
Proceeds from borrowings with maturities in
excess of three months	-	1,000	6,990
Repayment of borrowings with maturities in
excess of three months	(11,940)	(7,082)	(5,237)
Net proceeds from common stock offering	43,597	-	-
Common stock purchased by ESOP	(3,903)	-	-
Net cash provided by financing activities	24,414	5,632-	19,113

Net change in cash and cash equivalents	2,358	(7,038)	1,947

Cash and cash equivalents at beginning of year	4,914	11,952	10,005

Cash and cash equivalents at end of year	$7,272	$4,914	$11,952

Supplementary information:
Interest paid on deposit accounts	$3,048	$2,449	$1,586
Interest paid on short-term borrowings	375	186	153
Interest paid on long-term borrowings	2,037	2,401	2,568
Income taxes paid, net of refunds	826	805	897

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Effective October 15, 2005, Westerly Savings Bank, a state-chartered savings bank headquartered in Westerly, Rhode Island, was merged with and into the Bank, in a transaction accounted for as a pooling of interests as allowed under Statement of Financial Accounting Standards No. 141, Business Combinations, for combinations between two or more mutual enterprises.

Nature of Operations

The Company provides a variety of financial services to individuals and small businesses through its offices in Newport and Washington County, Rhode Island.  Its primary deposit products are savings, checking and term certificate accounts, and its primary lending products are residential and commercial mortgage loans.

Stock Conversion

On July 6, 2006, in accordance with a Plan of Conversion, Newport Federal Savings Bank (the “Bank”), a federally chartered mutual savings bank, was reorganized into a federally-chartered stock savings bank under the operation of a stock holding company, Newport Bancorp, Inc. (the “Company”).  In connection with the Conversion, the Company issued an aggregate of 4,878,349 shares of common stock, at an offering price of $10 per share.  The Company’s stock began trading on July 7, 2006, on the Nasdaq Stock Market LLC, under the symbol “NFSB”.

Also, in connection with the Conversion, the Company established and funded the NewportFed Charitable Foundation (the “Foundation”) with shares of the Company’s common stock equal to 7.4% of the shares issued in the stock offering.  This contribution resulted in recognition of expense in the third quarter of 2006 based on the $10 per share offering price.  The Charitable Foundation will make grants and donations to non-profit and community groups and projects located within our market areas.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Conversion (concluded)

Also, in connection with the conversion, the Bank established an employee stock ownership plan (“ESOP”) which purchased 390,268 shares of the Company’s common stock at a price of $10.00 per share.  The net proceeds from the stock offering, net of offering expenses of $1,573,000, amounted to $43,597,000.

As part of the Conversion, the Bank established a liquidation account in the amount of $18,149,000 which is equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

The Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements or would impair the liquidation account.

Segment Reporting

Management evaluates the Company’s performance and allocates resources based on a single segment concept.  Accordingly, there are no separately identified operating segments for which discrete financial information is available.  The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and short-term investments consisting of federal funds and interest-bearing deposits, all of which mature within ninety days.

Certificates of Deposit

Certificates of deposit mature within one year and are carried at cost which approximates fair value.

Securities

Securities available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income/loss.  Securities held to maturity are reflected at amortized cost.

Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities.  Declines in the value of securities that are deemed to be other than temporary are reflected in earnings when identified.  Gains and losses on disposition of securities are recorded on the trade date and are computed by the specific identification method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Certain residential mortgage loans are originated for sale and are classified as held for sale.  These loans are carried at the lower of aggregate cost, net of unamortized deferred origination fees and costs, or market, and as such, are not considered in the determination of the allowance for loan losses.  Gains or losses on sales of loans are included in non-interest income and are recognized at the time of the sale.  All sold loans and loans held for sale are performing loans.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

The Bank grants mortgage, commercial and consumer loans to customers and a substantial portion of the loan portfolio consists of mortgage loans in Newport and Washington County, Rhode Island.  The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual terms of the loan.

The accrual of interest on mortgage loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (concluded)

The allowance consists of general and unallocated loss components.  For loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage Servicing Rights

The Company sells loans in the secondary market both with servicing retained and servicing released.  Servicing assets are not recognized as separate assets when rights are acquired through the sale of loans as such assets are not deemed to be material.  Servicing income is recorded on the cash basis.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in cash surrender value are reflected in non-interest income on the consolidated statements of income.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operation and changes in the valuation allowance are included in other general and administrative expenses.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Marketing Costs

Marketing costs are expensed as incurred.

Pension Plan

It is the Company’s policy to fund pension costs in the year of accrual.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  (See Note 9.)

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  There were no potentially dilutive common stock equivalents outstanding during the year ended December 31, 2006.  Common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The Company converted to a stock company on July 6, 2006, resulting in shares outstanding for a period less than twelve months during the year ended December 31, 2006.  Earnings per share for the three-month period ended December 31, 2006 can be found in Note 16 to the consolidated financial statements.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the retained earnings section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, are accounted for.  SFAS No. 123R was effective January 1, 2006 for the Company.  Accordingly, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date, based on an option-pricing model, and recognized over the requisite service period.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at this time.  However, as disclosed in the prospectus used in the Company’s stock offering related to the mutual-to-stock conversion, the Company expects to adopt a stock-based incentive plan in 2007, subject to shareholder approval.  The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs in the periods in which such awards and options vest.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140.  This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”).  This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the Company’s 2007 calendar year.  This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

Recent Accounting Pronouncements (concluded)

In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.  The Company does not expect that SAB 108 will have a significant impact on the reported results of operations or financial condition.

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for the Company’s 2007 calendar year and is not expected to have a material impact on the Company’s consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2006 and 2005, these reserve balances amounted to $3,624,000 and $1,320,000, respectively.

3.             SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2006

Securities Available for Sale

Mutual funds - bond funds	$6,775	$-	$(161)	$6,614

Securities Held to Maturity

Mortgage-backed securities	$1,922	$2	$(55)	$1,869

December 31, 2005

Securities Available for Sale

Mutual funds - bond funds	$6,483	$-	$(149)	$6,334

Securities Held to Maturity

Mortgage-backed securities	$2,292	$5	$(106)	$2,191

Mortgage-backed securities consist of participation certificates guaranteed by the Federal National Mortgage Association and the Government National Mortgage Association.

For the year ended December 31, 2004, proceeds from sales of securities amounted to $3,978,000 with gross realized losses of $22,000.  There were no sales of securities for the years ended December 31, 2006 and 2005.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         SECURITIES (concluded)

	Over Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
	(In Thousands)
December 31, 2006

Securities Available for Sale
Mutual funds - bond funds	$161	$6,614

Securities Held to Maturity
Mortgage-backed securities	55	1,799

Total temporarily impaired securities	$216	$8,413

December 31, 2005

Securities Available for Sale
Mutual funds - bond funds	$149	$6,334

Securities Held to Maturity
Mortgage-backed securities	106	2,089

Total temporarily impaired securities	$255	$8,423

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

At December 31, 2006, three mutual funds and one mortgage-backed security had aggregate gross unrealized losses of 2.5% from the Bank’s total amortized cost, which is attributable to changes in market rates and not the credit worthiness of the issuers.  Therefore, the declines are not deemed to be other than temporary.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	LOANS

A summary of the balances of loans follows:
	December 31,
	2006	2005
	(In Thousands)
Mortgage loans:
One-to-four family residential	$157,448	$152,385
Multi-family residential	9,360	6,726
Commercial	57,650	47,742
Equity loans and lines of credit	29,275	23,538
Construction	4,685	3,151
	258,418	233,542
Personal installment	1,112	1,263
Total loans	259,530	234,805

Less: Allowance for loan losses	(1,973)	(1,853)
Net deferred loan fees	(791)	(626)

Loans, net	$256,766	$232,326

There were no loans held for sale at December 31, 2006.  At December 31, 2005, one-to-four family loans includes one loan held for sale in the amount of $150,000.

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$1,853	$1,655	$1,511
Provision for loan losses	120	198	144

Balance at end of year	$1,973	$1,853	$1,655

At December 31, 2004, loans in non-accrual status amounted to $78,000 and there were no impaired loans.  For the year ended December 31, 2004, the average recorded investment in impaired loans amounted to $77,000.  The Bank recognized $12,000 of interest income on impaired loans, during the period that they were impaired, on the cash basis.  There were no non-accrual or impaired loans at or during the years ended December 31, 2006 and 2005.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         LOANS (concluded)

Loans sold and serviced for others amounted to $18,789,000 and $21,873,000 at December 31, 2006 and 2005, respectively, which includes $5,861,000 and $6,813,000 of loans sold with recourse provisions to the FHLB of Boston.  When a realized loss on foreclosure occurs, losses will be borne in priority order by the borrower, PMI insurance, FHLB of Boston and the Bank.  At December 31, 2006 and 2005 and until the loans are paid off, the maximum contingent liability to the Bank associated with these loans as determined by the FHLB of Boston is $61,000.

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises, leasehold improvements and equipment follows:

	December 31,		Estimated
	2006	2005	Useful Life
	(In Thousands)

Land	$538	$538	-
Building and improvements	5,169	5,017	20-40 years
Leasehold improvements	1,267	1,263	10-20 years
Furniture, fixtures and equipment	3,282	3,389	3-10 years
Construction in progress	254	104
	10,510	10,311
Less accumulated depreciation
and amortization	(4,411)	(4,311)

	$6,099	$6,000

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $619,000, $582,000 and $592,000, respectively.

Construction in progress represents costs incurred to date in connection with a proposed new branch in Portsmouth, RI.  On December 29, 2005, the Bank entered into an agreement to purchase property for the branch in the amount of $2,250,000, of which $80,000 has been paid to date.  The agreement is subject to the Bank receiving the necessary State approvals, among other conditions, to open the branch.  No other commitments are outstanding in connection with this branch at December 31, 2006.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2006	2005
	(In Thousands)

NOW and demand	$58,288	$60,523
Money market deposits	21,356	24,004
Regular	30,499	36,805
Total non-certificate accounts	110,143	121,332

Term deposit certificates	82,831	71,249

Total deposits	$192,974	$192,581

The aggregate amount of time deposit accounts with balances over $100,000 amounted to $25,648,000 and $21,120,000 at December 31, 2006 and 2005, respectively.

A summary of certificate accounts by maturity is as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Due within 1 year	$77,603	4.60%	$57,413	3.28%
Over 1 year to 3 years	4,247	3.05	12,349	3.51
Over 3 years	981	4.54	1,487	4.17

	$82,831	4.52%	$71,249	3.34%

7.	SHORT-TERM BORROWINGS

Short-term borrowings include Federal Home Loan Bank (“FHLB”) advances of $2,500,000 and $5,000,000 maturing within one year at a weighted average rate of 5.58% and 4.42% at December 31, 2006 and 2005, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SHORT-TERM BORROWINGS (concluded)

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2006 and 2005, this line of credit amounted to $3,000,000, of which $1,233,000 was outstanding at December 31, 2005.  There were no amounts outstanding at December 31, 2006.

8.	LONG-TERM BORROWINGS

Long-term borrowings consist of the following FHLB advances:
	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Fixed-rate advances maturing:
2006	$-	-%	$2,000	5.45%
2007	2,320	4.64	2,736	4.41
2008*	7,000	5.78	9,513	5.67
2009	3,019	3.79	4,649	4.48
2010*	2,500	5.47	7,683	6.78
Thereafter*	17,111	4.88	17,309	4.87

	$31,950	5.00%	$43,890	5.33%

* Includes advances callable within one year aggregating $4,000,000 with a weighted average rate of 5.83% at December 31, 2006.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  At December 31, 2006 and 2005, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $132,661,000 and $130,809,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Current tax provision:
Federal	$575	$733	$623
State	166	218	111
	741	951	734
Deferred tax benefit:
Federal	(1,223)	(138)	(46)
State	(353)	(48)	(33)
	(1,576)	(186)	(79)

Establishment of valuation allowance	464	-	-
	(1,112)	(186)	(79)

Total tax provision (benefit)	$(371)	$765	$655

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory rate	(34.0)%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(5.9)	7.8	3.0
Establishment of valuation allowance	22.9	-	-
Non-deductible merger expenses	-	10.6	-
Officer's life insurance	(1.3)	(1.5)	(1.2)
Other	-	2.3	0.8

Effective tax rates	(18.3)%	53.2%	36.6%

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         INCOME TAXES (continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005
	(In Thousands)
Deferred tax asset:
Federal	$2,036	$850
State	592	247
	2,628	1,097

Deferred tax liability:
Federal	(253)	(290)
State	(60)	(68)
	(313)	(358)

Valuation allowance	(464)	-
	(777)	(358)

Net deferred tax asset	$1,851	$739

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2006	2005
	(In Thousands)

Allowance for loan losses	$634	$586
Depreciation and amortization	(160)	(205)
Net deferred loan fees	300	232
Charitable contribution carryover	1,364	-
Other, net	177	126
	2,315	739
Valuation allowance	(464)	-

Deferred tax asset	$1,851	$739

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (concluded)

The Bank reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Bank assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Bank generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $464,000 was required for the year ended December 31, 2006 due to the possible limitation of the charitable contribution.  There was no valuation allowance during 2005 and 2004.

The federal income tax reserve for loan losses at the Bank’s base year amounted to $1,032,000.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the year in which used.  As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $412,000 has not been provided.

10.	STOCKHLDERS’ EQUITY

Minimum Regulatory Capital Requirement

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Federal Savings and Loan Holding Companies are not subject to any regulatory capital requirements or to supervision by the Office of Thrift Supervision.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it was subject.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2006

Total capital to risk weighted assets	$39,391	19.5%	$16,193	8.0%	$20,242	10.0%

Tier 1 capital to risk weighted assets	37,479	18.5	8,097	4.0	12,145	6.0

Tier 1 capital to adjusted total assets	37,479	13.0	8,682	3.0	14,471	5.0

Tangible capital to adjusted total assets	37,479	13.0	4,341	1.5	N/A	N/A

December 31, 2005

Total capital to risk weighted assets	$19,837	11.2%	$14,155	8.0%	$17,693	10.0%

Tier 1 capital to risk weighted assets	17,984	10.1	7,078	4.0	10,616	6.0

Tier 1 capital to adjusted total assets	17,984	6.9	7,872	3.0	13,119	5.0

Tangible capital to adjusted total assets	17,984	6.9	3,936	1.5	N/A	N/A

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHLDERS’ EQUITY (CONCLUDED)

Other Capital Restrictions

Federal banking regulations place certain restrictions on dividends paid, stock repurchases and other transactions charged to the capital accounts of the Bank. Capital distributions in the form of dividends paid to the Bank’s stockholder for any one year may not exceed the Bank’s net income for the year to date plus the Bank’s retained net income for the preceding two years.  The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends was $18,133,000.  Accordingly, $19,345,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006 and funds available for loans or advances by the Bank to the Company amounted to $1,818,000.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

11.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank is a participant in the defined benefit plan of the Financial Institutions Retirement Fund.  The Plan is a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank.  Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one consecutive twelve-month period, beginning with such employee’s date of employment, automatically becomes a participant in the Plan.  Participants become vested after completion of five years of service measured from their date of hire.  Pension expense under this Plan amounted to $467,000, $466,000 and $430,000 for the three years ended December 31, 2006, 2005 and 2004, respectively.

401(k) Plans

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws.  Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan.  The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYEE BENEFIT PLANS (CONTINUED)

401(k) Plans (concluded)

The Bank’s total contribution for the years ended December 31, 2006, 2005 and 2004 amounted to $194,000, $134,000 and $129,000, respectively.

Incentive plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance.  The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee.  Incentive compensation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $304,000, $260,000 and $247,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank adopted a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan.  The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements.  The related expense for the years ended December 31, 2006, 2005 and 2004 amounted to $102,000, $80,000 and $74,000, respectively.

In addition, the Bank adopted a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan.  The present value of these benefits is accrued over the directors’ term of service, and the expense for the years ended December 31, 2006, 2005 and 2004 amounted to $26,000, $20,000 and $19,000, respectively.

In connection with the Plans, the Bank has purchased life insurance policies on behalf of the executives and directors.

Employee Stock Ownership Plan

As part of the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its eligible employees.  On July 6, 2006, the Company provided a loan to the Newport Federal Savings Bank Employee Stock Ownership Trust of $3,903,000, which was used to purchase 390,268 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears interest equal to 8.25% and provides for annual payments of interest and principal over the 15-year term of the loan.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan (continued)

At December 31, 2006, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending
December 31,	Amount
(In Thousands)

2007	$146
2008	159
2009	172
2010	186
2011	201
Thereafter	2,750

$3,614

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to participants, as principal and interest payments are made by the ESOP to the Company.

Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Cash dividends paid on allocated shares can be distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares are used to repay the outstanding debt of the ESOP.

The fair value of unallocated ESOP shares at December 31, 2006 is $4,976,000.

Shares held by the ESOP include the following at December 31, 2006:

December 31,
2006

Allocated	-
Committed to be allocated	26,018
Unallocated	364,250

Ending balance	390,268

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYEE BENEFIT PLANS (CONCLUDED)

Employee Stock Ownership Plan (concluded)

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total compensation expense recognized in connection with the ESOP was $356,000 for the year ended December 31, 2006.

12.	OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding commitments and contingencies which are not reflected in the accompanying financial statements.

Loan Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
	(In Thousands)

Commitments to grant loans	$1,276	$300
Unadvanced funds on equity lines of credit	15,450	15,148
Unadvanced funds on construction loans	2,466	2,428
Unadvanced funds on commercial lines of credit	2,467	2,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis and the commitments are collateralized by real estate.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER COMMITMENTS AND CONTINGENCIES (CONCLUDED)

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to banking premises, future minimum rent commitments are as follows:

Year Ending
December 31,	Amount
(In Thousands)

2007	$102
2008	93
2009	96
2010	96
2011	57
Thereafter	518

$962

The leases contain options to extend for periods from five to fifty years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $90,000, $85,000 and $85,000, respectively.

Employment and Change in Control Agreements

The Company and the Bank have entered into employment agreements with its President and certain executive officers which provide for a specific salary and continuation of benefits in the event the executive is terminated without cause.  However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.  The agreements also provide for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.  In addition, the Bank has entered into change in control agreements with certain executive officers which provide for a lump sum severance payment, subject to certain conditions.

Other Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s financial position.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates.  Activity is as follows:
	Years Ended December 31,
	2006	2005
	(In Thousands)

Balance at beginning of year	$4,426	$4,168
Originations	2,133	439
Payments and change in status	(951)	(181)

Balance at end of year	$5,608	$4,426

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $3,277,000 and $3,606,000, respectively.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Certificates of deposits:  The carrying amounts of certificates of deposits approximate fair value based on their maturities being within one year.

Securities:  Fair values are based on quoted market prices.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

FHLB stock:  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

Loans:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms, adjusted for credit risk.

Accrued interest:  The carrying amounts of accrued interest approximate fair values.

Deposits:  The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings:  The carrying amounts of short-term borrowings approximate fair value.

Long-term borrowings:  Fair values of long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of off-balance-sheet instruments are immaterial.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$7,272	$7,272	$4,914	$4,914
Certificates of deposit	-	-	3,000	3,000
Securities available for sale	6,614	6,614	6,334	6,334
Securities held to maturity	1,922	1,869	2,292	2,191
FHLB stock	2,390	2,390	3,040	3,040
Loans, net	256,766	256,020	232,326	229,135
Accrued interest receivable	1,027	1,027	909	909

Financial liabilities:
Deposits	192,974	193,802	192,581	193,433
Short-term borrowings	2,500	2,500	6,233	6,233
Long-term borrowings	31,950	31,662	43,890	44,253
Accrued interest payable	1,153	1,153	402	402

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

BALANCE SHEETS	December 31, 2006
(In thousands)
ASSETS
Cash due from Newport Federal Savings Bank	$17,859
Investment in common stock of Newport Federal Savings Bank	37,478
Loan to Newport Federal Savings Bank ESOP	3,614
Deferred income taxes	900
Other assets	134
TOTAL ASSETS	$59,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$5
Total liabilities	5

Stockholders' equity	59,980
Total stockholders' equity	59,980

Total liabilities and stockholders' equity	$59,985

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

July 6, 2006
Through
December 31,
STATEMENTS OF OPERATIONS	2006
(In thousands)

Interest and fees on loans	$157

Operating expenses:
Salaries and employee benefits	225
Professional fees	51
Contribution to NewportFed Charitable Foundation	3,614
Other general and administrative	4
Total operating expenses	3,894

Loss before income taxes and equity in undistributed net
income of Newport Federal Savings Bank	(3,737)

Applicable income tax benefit	(1,028)
(2,709)
Equity in undistributed net income of Newport Federal
Savings Bank	1,053

Net loss	$(1,656)

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONCLUDED)

July 6, 2006
Through
December 31,
STATEMENT OF CASH FLOWS	2006
(In thousands)
Cash flows from operating activities:
Net loss	$(1,656)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in undistributed net net income of Newport
Federal Savings Bank	(1,053)
Contribution to NewportFed Charitable Foundation	3,614
Loan to ESOP	(3,903)
Repayment of ESOP loan	289
Deferred income tax benefit	(900)
Increase in other assets	(134)
Increase in other liabilities	5
Net cash provided by operating activities	(3,738)

Cash flows from investing activities:
Investment in Newport Federal Savings Bank	(22,000)
Net cash used by investing activities	(22,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	43,597
Net cash provided by financing activities	43,597

Net change in cash and cash equivalents	17,859

Cash and cash equivalents at beginning of year	-

Cash and cash equivalents at end of year	$17,859

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2006				2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest and dividend income	$4,182	$4,245	$3,998	$3,666	$3,547	$3,555	$3,460	$3,375
Interest expense	1,514	1,398	1,767	1,532	1,372	1,345	1,233	1,186

Net interest income	2,668	2,847	2,231	2,134	2,175	2,210	2,227	2,189
Provision for loan losses	38	50	12	20	-	60	60	60

Net interest income, after provision for loan losses	2,630	2,797	2,219	2,114	2,175	2,150	2,167	2,129
Non-interest income	531	125	406	389	465	400	418	386
Non-interest expenses	2,335	6,123	2,312	2,468	2,126	2,487	2,140	2,098

Income (loss) before income taxes	826	(3,201)	313	35	514	63	445	417
Provision (benefit) for income taxes	358	(855)	116	10	256	219	130	160
Net income (loss)	$468	$(2,346)	$197	$25	$258	$(156)	$315	$257
Earnings per common share:
Basic and diluted	$0.10	n/a	n/a	n/a	n/a	n/a	n/a	n/a