Form 10-Q
period 2007-03-31
Newport Bancorp Inc
filed 2007-05-14
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-51856

Newport Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States of America	20-4465271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

As of May 11, 2007 the registrant had 4,878,349 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$3,404	$3,705
Short-term investments	5,115	3,567

Cash and cash equivalents	8,519	7,272
Securities available for sale, at fair value	6,707	6,614
Securities held to maturity, at amortized cost	1,849	1,922
Federal Home Loan Bank stock, at cost	2,553	2,390
Loans	267,318	258,739
Allowance for loan losses	(2,086)	(1,973)

Loans, net	265,232	256,766

Premises and equipment, net	6,017	6,099
Accrued interest receivable	1,095	1,027
Deferred income taxes	1,902	1,851
Bank-owned life insurance	8,977	5,382
Other assets	767	1,121

Total assets	$303,618	$290,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$195,283	$192,974
Short-term borrowings	15,000	2,500
Long-term borrowings	30,701	31,950
Accrued expenses and other liabilities	2,295	3,040

Total liabilities	243,279	230,464

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued and outstanding	49	49
Additional paid in capital	47,283	47,258
Retained earnings	16,736	16,477
Unearned compensation - ESOP	(3,577)	(3,643)
Accumulated other comprehensive loss	(152)	(161)

Total stockholders’ equity	60,339	59,980

Total liabilities and stockholders’ equity	$303,618	$290,444

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
Interest and dividend income:
Interest and fees on loans	$4,064	$3,537
Interest on securities	104	84
Dividends on Federal Home Loan Bank stock	41	37
Interest on certificates of deposit	—	3
Interest on short-term investments	12	5

Total interest and dividend income	4,221	3,666

Interest expense:
Interest on deposits	1,144	817
Interest on short-term borrowings	123	140
Interest on long-term borrowings	398	575

Total interest expense	1,665	1,532

Net interest income	2,556	2,134
Provision for loan losses	113	20

Net interest income, after provision for loan losses	2,443	2,114

Other income:
Customer service fees	437	331
Gain on sales of loans	—	11
Bank-owned life insurance	95	18
Miscellaneous	23	29

Total other income	555	389

Operating expenses:
Salaries and employee benefits	1,438	1,321
Occupancy and equipment, net	313	309
Data processing	268	253
Professional fees	121	96
Marketing	270	239
Other general and administrative	177	250

Total operating expenses	2,587	2,468

Income before income taxes	411	35
Provision for income taxes	152	10

Net income	$259	$25

Weighted-average shares outstanding:
Basic	4,516,339	n/a
Diluted	4,516,339	n/a
Earnings per share:
Basic	$.06	n/a
Diluted	$.06	n/a

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	—	$—	$—	$18,133	—	$(149)	$17,984

Comprehensive income:
Net income	—	—	—	25	—	—	25
Net unrealized loss on securities available for sale	—	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	—	—	—	4

Balance – March 31, 2006	—	$—	$—	$18,158	$—	$(170)	$17,988

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$(161)	$59,980

Comprehensive income:
Net income	—	—	—	259	—	—	259
Net unrealized gain on securities available for sale	—	—	—	—	—	9	9

Total comprehensive income	—	—	—	—	—	—	268

Release of ESOP stock	—	—	25	—	66	—	91

Balance at March 31, 2007	4,878,349	$49	$47,283	$16,736	$(3,577)	$(152)	$60,339

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited) (Dollars in Thousands)
Cash flows from operating activities:
Net income	$259	$25
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	113	20
Net accretion of securities	(4)	—
Amortization of net deferred loan fees	(38)	(25)
Depreciation and amortization of premises and equipment	154	148
Amortization of unearned compensation	91	—
Deferred income tax benefit	(51)	—
Increase in bank-owned life insurance	(95)	(18)
Net change in:
Accrued interest receivable	(68)	4
Other assets	354	(226)
Accrued expenses and other liabilities	(745)	162

Net cash provided (used) by operating activities	(30)	90

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	—	1,000
Purchases of securities available for sale	(84)	(63)
Principal payments received on securities held to maturity	77	91
Purchase of bank-owned life insurance	(3,500)	—
Purchase of Federal Home Loan Bank stock	(163)	(74)
Loan originations, net of principal payments	(8,541)	(8,702)
Additions to premises and equipment	(72)	(58)

Net cash used by investing activities	(12,283)	(7,806)

Cash flows from financing activities:
Net increase in deposits	2,309	5,132
Net increase in borrowings with maturities of three months or less	12,500	13,000
Repayment of borrowings with maturities in excess of three months	(1,249)	(7,630)

Net cash provided by financing activities	13,560	10,502

Net change in cash and cash equivalents	1,247	2,786
Cash and cash equivalents at beginning of period	7,272	4,914

Cash and cash equivalents at end of period	$8,519	$7,700

Supplementary information:
Interest paid on deposit accounts	$1,116	$619
Interest paid on short-term borrowings	113	138
Interest paid on long-term borrowings	403	581
Income taxes paid	254	124

See accompanying notes to unaudited consolidated financial statements.

NEWPORT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank”). These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007 and it does not have a material impact on the Company’s consolidated financial statements.

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

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2008 calendar year and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $22.4 million at March 31, 2007, as compared to $21.7 million as of December 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Newport Federal has entered into a purchase and sale agreement to acquire land for use as a new branch location in Portsmouth, Rhode Island. The commitment totaling $2.2 million to purchase the property is contingent upon the receipt of several state and local approvals, which Newport Federal is currently seeking.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share calculation excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potentially dilutive common stock equivalents outstanding during the quarter ended March 31, 2007. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share are not presented for the three months ended March 31, 2006, because the Company did not complete its public offering until July 6, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s 2006 Annual Report on Form 10-K under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2006 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be its critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2006.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 amounted to $303.6 million, an increase of $13.2 million, or 4.5%, compared to $290.4 million at December 31, 2006. The asset growth was primarily concentrated in the loan portfolio and in bank-owned life insurance. Gross loans to total assets remains steady at 88%, when compared to 89% at December 31, 2006.

Cash and cash equivalents increased by $1.2 million, or 17.1% to a balance of $8.5 million at March 31, 2007 from $7.3 million at December 31, 2006. Customer deposit balances increased at the end of the March 31, 2007 period resulting in excess funds, which were invested in overnight FHLB Federal Funds.

The net loan portfolio increased by $8.5 million, or 3.3%, during the first three months of 2007. The increase was principally a result of growth in residential mortgages (up $4.6 million or 2.8%), commercial real estate mortgages (up $2.2 million or 3.8%) and construction loans (up $2.1 million or 44.0%).

The bank-owned life insurance increased by $3.6 million, or 66.8%, during the first quarter of 2007, primarily due to the $3.5 million purchase of additional bank-owned life insurance.

Deposits increased $2.3 million from $193.0 million at December 31, 2006 to $195.3 million at March 31, 2007. Deposit growth was focused primarily in time deposit accounts, which increased by $5.0 million, or 6.1%, offset by decreases in NOW/demand deposit accounts (down $1.8 million, or 3.1%), money market accounts (down $713,000, or 3.3%) and savings accounts (down $200,000, or 0.7%). The promotion of the Company’s competitive rate on its six-month certificate of deposit product, coupled with the consumers’ preference for short-term time deposits, is the primary reason for the increase in time deposit balances during the first quarter of 2007. Time deposits represented 45% of the Company’s total deposit balances at March 31, 2007.

Borrowings, consisting of FHLB advances, increased $11.3 million, or 32.7%, to $45.7 million at March 31, 2007, compared to an outstanding balance of $34.5 million at December 31, 2006. These borrowings were used to help fund the Bank’s loan originations and the bank-owned life insurance purchase during the first three months of 2007.

Total stockholders’ equity was $60.3 million as of March 31, 2007, an increase of $359,000, or 0.6%, when compared to the balance at December 31, 2006. The increase was primarily attributable to earnings of $259,000.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income increased by $234,000, or 936%, to $259,000 for the three months ended March 31, 2007 compared to $25,000 for the three months ended March 31, 2006. The increase was primarily due to increased net interest income, and to a lesser extent, increased total other income, offset by increases in interest expense and operating expenses.

Net Interest Income. Net interest income for the three months ended March 31, 2007 was $2.6 million, which was $422,000, or 19.8%, more than net interest income of $2.1 million for the three months ended March 31, 2006. The increase of $555,000, or 15.1%, in our interest and dividend income exceeded the increase of $133,000, or 8.7%, in our total interest expense. The decrease in the average FHLB borrowings outstanding resulted in a lower interest expense on borrowings, which contributed to the increase in net interest income.

The following table summarizes changes in interest income and expense for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$4,064	$3,537
Securities	104	84
Other earning assets	53	45

Total interest and dividend income	4,221	3,666

Interest expense:
Deposits	1,144	817
Borrowings	521	715

Total interest expense	1,665	1,532

Net interest income	$2,556	$2,134

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$260,424	$4,064	6.24%	$235,105	$3,537	6.02%
Securities	8,516	104	4.88	8,603	84	3.91
Other interest-earning assets	6,144	53	3.45	8,942	45	2.01

Total interest-earning assets	275,084	4,221	6.14	252,650	3,666	5.80

Bank-owned life insurance	8,761			2,042
Noninterest-earnings assets	13,196			10,148

Total assets	$297,041			$264,840

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$25,489	19	0.30	$26,208	12	0.18
Savings accounts	30,887	25	0.32	36,238	29	0.32
Money market accounts	20,464	139	2.72	23,699	151	2.55
Certificates of deposit	85,274	961	4.51	72,954	625	3.43

Total interest-bearing deposits	162,114	1,144	2.82	159,099	817	2.05
Borrowings	41,695	521	5.00	54,697	715	5.23

Total interest-bearing liabilities	203,809	1,665	3.27	213,796	1,532	2.87

Demand deposits	30,729			31,463
Noninterest-bearing liabilities	2,180			1,432

Total liabilities	236,718			246,691
Stockholders’ equity	60,323			18,149

Total liabilities and stockholders’ equity	$297,041			$264,840

Net interest income		$2,556			$2,134

Interest rate spread			2.87%			2.93%
Net interest margin			3.72%			3.38%
Average interest-earning assets to average interest-bearing liabilities			134.97%			118.17%

Total interest and dividend income increased 15.1% to $4.2 million for the three months ended March 31, 2007 from $3.7 million for the three months ended March 31, 2006 primarily due to an increase in interest earned on loans receivable. Interest earned on loans receivable increased 14.9% to $4.1 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006 due to an increase in the average balance of loans and an increase in the yield earned on loans. Average loans increased 10.8% to $260.4 million for the three months ended March 31, 2007 from $235.1 million for the three months ended March 31, 2006 and the yield earned on loans increased from 6.02% for the three months ended March 31, 2006 to 6.24% for the three months ended March 31, 2007. Interest earned on securities totaled $104,000 for the three months ended March 31, 2007 compared to $84,000 for the three months ended March 31, 2006 due to an increase in the yield earned on securities to 4.88%, the effect of which was partially offset by a decrease in the average balance of securities to $8.5 million for the three months ended March 31, 2007 compared to $8.6 million for the three months ended March 31, 2006. The increase in the yield earned on securities was due to an increase in short-term interest rates. Interest earned on other-interest earning assets increased to $53,000 for the three months ended March 31, 2007 compared to

$45,000 for the three months ended March 31, 2006 due to an increase in the average yield to 3.45% from 2.01%, offset by a decrease in the average balance for other-interest earning assets due to the maturities of Federal Home Loan Bank certificates of deposit of $2.4 million.

Total interest expense increased $133,000 to $1.7 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006 primarily due to an increase in the average balance of certificates of deposit of $12.3 million to $85.3 million from $73.0 million and an increase in the cost of total interest-bearing deposits to 2.82% from 2.05%. While the average balance of certificates of deposit increased for the three months ended March 31, 2007, the average balance of interest-bearing demand accounts, savings accounts and money market accounts declined during the same period. The cost of Federal Home Loan Bank advances decreased 27.1% to $521,000 for the three months ended March 31, 2007 from $715,000 for the three months ended March 31, 2006 due to a decrease in the average balance of $13.0 million to $41.7 million from $54.7 million and a slight decrease in the cost from 5.23% to 5.00%.

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

	For the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
	Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Net
Interest Income:
Loans	$391	$136	$527
Securities	(1)	21	20
Other interest-earning assets	(6)	14	8

Total interest-earning assets	384	171	555

Interest Expense:
Deposits	(16)	(311)	(327)
Borrowings	164	30	194

Total interest-bearing liabilities	148	(281)	(133)

Net change in interest income	$532	($110)	$422

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$1,973	$1,853
Provision for loan losses	113	20
Total charge-offs	—	—
Total recoveries	—	—

Balance at end of period	$2,086	$1,873

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The Company’s provision increased $93,000 for the three months ended March 31, 2007, when compared to March 31, 2006. The provision was increased primarily due to the growth in the loan portfolio, larger loans, economic conditions and concentrations of credit.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One- to four-family	$278	$322
Total nonperforming assets	278	322
Total non-performing loans to total loans	0.10%	0.13%
Total non-performing loans to total assets	0.09	0.12
Total non-performing assets to total assets	0.09	0.12

Non-accrual loans decreased by $44,000 from March 31, 2006 to March 31, 2007. The two non-accrual loans at March 31, 2007 totaling $278,000 were brought current in April 2007 and are currently performing in accordance with their terms.

Other Income. The following table summarizes other income for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		% Change
	2007	2006
	(Dollars in thousands)
Customer service fees	$437	$331	32.0%
Gain on sale of loans	—	11	(100.0)
Bank-owned life insurance	95	18	427.8
All other	23	29	(20.7)

Total	$555	$389	42.7%

Income earned from customer service fees increased $106,000, or 32%, to $437,000 for the three months ended March 31, 2007, due primarily due to higher overdraft and debit card interchange income. The income related to bank-owned life insurance (BOLI) increased by $77,000, or 427.8%, in the first quarter of 2007 when compared to the same period in 2006, as a result of $7.0 million of additional BOLI purchased in December 2006 and January 2007.

Operating Expense. The following table summarizes operating expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		% Change
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$1,438	$1,321	8.9%
Occupancy and equipment, net	313	309	1.3
Data processing	268	253	5.9
Professional fees	121	96	26.0
Marketing	270	239	13.0
All other	177	250	(29.2)

Total	$2,587	$2,468	4.8%

Salaries and employee benefits expense increased 8.9% or $117,000 to $1.4 million for the three months ended March 31, 2007, primarily due to annual raises and ESOP compensation expense. Occupancy and equipment increased $4,000 due to inflation and professional fees increased $25,000 due to increased auditing costs associated with being a public company. Marketing fees increased $31,000 for the three months ended March 31, 2007 primarily due to increased efforts to market Newport Federal’s deposit and loan products. All other expense decreased by 29.2% to $177,000 for the three months ended March 31, 2007 from $250,000 for the three months ended March 31, 2006, primarily due to the recording of a $78,000 non-recurring expense resulting from the charge-off of a fraudulent check during the first quarter of 2006.

Income Taxes. The provision for income tax expense for the three months ended March 31, 2007 was $152,000 compared to $10,000 for the three months ended March 31, 2006 due to substantially higher income before taxes of $411,000 for the three months ended March 31, 2007 compared to $35,000 for the three months ended March 31, 2006. The effective tax rate for the first quarter of 2007 was 37.0%, versus 28.6% for the 2006 period. The percentage of non-taxable income to income before taxes was higher for the three months ended March 31, 2006 as compared to the three months ended March 31, 2007, resulting in a higher effective tax rate for the first quarter of 2007.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $8.5 million. Securities classified as available for sale provide additional sources of liquidity. In addition, at March 31, 2007 we had the ability to borrow a total of approximately $53.6 million from the Federal Home Loan Bank of Boston. On March 31, 2007, we had $45.7 million of borrowings outstanding.

At March 31, 2007, we had $22.4 million in loan commitments outstanding, which consisted of $1.4 million of real estate loan commitments, $15.8 million in unused home equity lines of credit, $2.5 million in construction loan commitments and $2.7 million in commercial lines of credit commitments. Certificates of deposit due within one year of March 31, 2007 totaled $84 million, or 95.5% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual cash obligations as of March 31, 2007.

	Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Debt obligations	$45,701	$22,214	$5,927	$3,560	$14,000
Operating lease obligations	962	102	189	153	518
Purchase obligations	2,170	2,170	—	—	—

Total	$48,833	$24,486	$6,116	$3,713	$14,518

The purchase obligations relate to an agreement Newport Federal has entered into to acquire land for use as a new branch location in Portsmouth, Rhode Island. The obligation of Newport Federal to purchase the property is contingent upon the receipt of several state and local approvals, which Newport Federal is currently seeking.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Our financial condition and results of operations was enhanced by the capital from the stock offering on July 6, 2006, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Newport Federal’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2006 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2007 is consistent with the table below.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$32,367	(16,274)	(33)%	11.54%	(463)
200	38,002	(10,639)	(22)	13.23	(295)
100	43,571	(5,070)	(10)	14.81	(137)
0	48,641	—	—	16.18	—
(100)	52,304	3,663	8	17.10	92
(200)	54,094	5,453	11	17.49	131

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Risk factors that may affect future results were discussed in the Company’s 2006 Annual Report on Form 10-K. The Company’s evaluation of its risk factors has not changed materially since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Supplemental Executive Retirement Agreements between Newport Federal Savings Bank and Carol R. Silven, Kevin M. McCarthy, Nino Moscardi, Bruce A. Walsh and Ray D. Gilmore, II

10.2	Form of Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Bruce A. Walsh

10.3	Form of Supplemental Director Retirement Agreements between Newport Federal Savings Bank and Peter W. Rector, William R. Harvey, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, John N. Conti, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon

10.4	Form of Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: May 14, 2007	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Bruce A. Walsh
Bruce A. Walsh Senior Vice President and Chief Financial Officer