Form 10-Q
period 2007-06-30
Newport Bancorp Inc
filed 2007-08-10
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes   ☐                           No    ☒

As of August 10, 2007, the registrant had 4,878,349 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited) (Dollars in thousands)
ASSETS

Cash and due from banks	$4,013	$3,705
Short-term investments	6,080	3,567
Cash and cash equivalents	10,093	7,272

Securities available for sale, at fair value	6,762	6,614
Securities held to maturity, at amortized cost	1,777	1,922
Federal Home Loan Bank stock, at cost	2,884	2,390
Loans	271,975	258,739
Allowance for loan losses	(2,133)	(1,973)
Loans, net	269,842	256,766
Premises and equipment, net	5,974	6,099
Accrued interest receivable	1,115	1,027
Deferred income taxes	1,925	1,851
Bank-owned life insurance	9,073	5,382
Other assets	670	1,121
Total assets	$310,115	$290,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$196,624	$192,974
Short-term borrowings	7,000	2,500
Long-term borrowings	43,449	31,950
Accrued expenses and other liabilities	2,360	3,040
Total liabilities	249,433	230,464

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued and outstanding	49	49
Additional paid in capital	47,307	47,258
Retained earnings	17,020	16,477
Unearned compensation - ESOP	(3,512)	(3,643)
Accumulated other comprehensive loss	(182)	(161)
Total stockholders’ equity	60,682	59,980
Total liabilities and stockholders’ equity	$310,115	$290,444

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Interest and fees on loans	$4,217	$3,807	$8,281	$7,344
Interest on securities	105	98	209	182
Dividends on Federal Home Loan Bank stock	40	42	81	79
Interest on certificates of deposit	-	9	-	12
Interest on short-term investments	5	42	17	47
Total interest and dividend income	4,367	3,998	8,588	7,664

Interest expense:
Interest on deposits	1,277	980	2,421	1,797
Interest on short-term borrowings	157	229	280	369
Interest on long-term borrowings	462	558	860	1,133
Total interest expense	1,896	1,767	3,561	3,299

Net interest income	2,471	2,231	5,027	4,365
Provision for loan losses	47	12	160	32

Net interest income, after provision for loan losses	2,424	2,219	4,867	4,333

Other income:
Customer service fees	478	345	915	676
Gain on sales of loans	-	3	-	14
Bank-owned life insurance	96	21	191	38
Miscellaneous	24	37	47	67
Total other income	598	406	1,153	795

Operating expenses:
Salaries and employee benefits	1,384	1,268	2,822	2,589
Occupancy and equipment, net	312	306	625	615
Data processing	239	240	507	493
Professional fees	144	80	265	176
Marketing	271	236	541	475
Other general and administrative	174	182	351	432
Total operating expenses	2,524	2,312	5,111	4,780

Income before income taxes	498	313	909	348

Provision for income taxes	214	116	366	126

Net income	$284	$197	$543	$222

Weighted-average shares outstanding:
Basic	4,522,844	n/a	4,519,591	n/a
Diluted	4,522,844	n/a	4,519,591	n/a

Earnings per share:
Basic	$.06	n/a	$.12	n/a
Diluted	$.06	n/a	$.12	n/a

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

					Unearned	Accumulated
			Additional		Compen	Other	Total
	Common Stock		Paid-in	Retained	sation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity

Balance at December 31, 2005	-	$-	$-	$18,133	-	$(149)	$17,984

Comprehensive income:
Net income	-	-	-	222	-	-	222
Net unrealized loss on securities available for sale	-	-	-	-	-	(36)	(36)
Total comprehensive income	-	-	-	-	-	-	186

Balance at June 30, 2006	-	$-	$-	$18,355	$-	$(185)	$18,170

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$(161)	$59,980

Comprehensive income:
Net income	-	-	-	543	-	-	543
Net unrealized loss on securities available for sale	-	-	-	-	-	(21)	(21)
Total comprehensive income	-	-	-	-	-	-	522
ESOP shares committed to be released (13,009 shares)	-	-	49	-	131	-	180
Balance at June 30, 2007	4,878,349	$49	$47,307	$17,020	$(3,512)	$(182)	$60,682

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$543	$222
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	160	32
Net accretion of securities	(8)	(8)
Amortization of net deferred loan fees	(67)	(66)
Depreciation and amortization of premises and equipment	314	298
Amortization of unearned compensation	180	-
Deferred income tax benefit	(74)	(131)
Increase in bank-owned life insurance	(191)	(38)
Net change in:
Loans held for sale	-	(150)
Accrued interest receivable	(88)	(102)
Other assets	451	(741)
Accrued expenses and other liabilities	(680)	463
Net cash provided (used) by operating activities	540	(221)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	-	2,000
Reinvested dividends of securities available for sale	(169)	(133)
Principal payments received on securities held to maturity	153	205
Purchase of bank-owned life insurance	(3,500)	-
Purchase of Federal Home Loan Bank stock	(494)	(669)
Loan originations, net of principal payments	(13,169)	(20,289)
Additions to premises and equipment	(189)	(367)
Net cash used by investing activities	(17,368)	(19,253)

Cash flows from financing activities:
Net increase in deposits	3,650	12,417
Net increase in common stock subscription funds	-	36,969
Net increase in borrowings with maturities of three months or less	4,500	-
Proceeds from borrowings with maturities in excess of three months	14,000	-
Repayment of borrowings with maturities in excess of three months	(2,501)	(10,461)
Net cash provided by financing activities	19,649	38,925

Net change in cash and cash equivalents	2,821	19,451
Cash and cash equivalents at beginning of period	7,272	4,914
Cash and cash equivalents at end of period	$10,093	$24,365

Supplementary information:
Interest paid on deposit accounts	$2,601	$1,465
Interest paid on short-term borrowings	275	374
Interest paid on long-term borrowings	834	1,158
Income taxes paid	654	485

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

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $22.8 million at June 30, 2007, as compared to $21.7 million as of December 31, 2006.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Newport Federal has entered into a purchase and sale agreement to acquire land for use as a new branch location in Portsmouth, Rhode Island.  The commitment totaling $2.2 million to purchase the property is contingent upon the receipt of several state and local approvals, which Newport Federal is currently seeking.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share calculation excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  There were no potentially dilutive common stock equivalents outstanding during the three and six months ended June 30, 2007.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.  Earnings per share are not presented for the three and six months ended June 30, 2006, because the Company did not complete its public offering until July 6, 2006.

On July 16, 2007, the Company issued a press release announcing the approval of its stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2006 Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $310.1 million, an increase of $19.7 million, or 6.8%, compared to $290.4 million at December 31, 2006.  The asset growth was primarily concentrated in the loan portfolio and in bank-owned life insurance.  Gross loans to total assets decreased slightly to 88%, when compared to 89% at December 31, 2006.

Cash and cash equivalents increased by $2.8 million, or 38.8% to a balance of $10.1 million at June 30, 2007 from $7.3 million at December 31, 2006.   Customer deposit balances increased at the end of the June 30, 2007 period resulting in excess funds, which were invested in overnight FHLB Federal Funds.

The net loan portfolio increased by $13.1 million, or 5.1%, during the first six months of 2007.  The increase was principally a result of growth in residential mortgages (up $5.5 million or 3.5%), commercial real estate mortgages (up $4.5 million or 7.8%) and construction loans (up $2.7 million or 58.4%).

Bank-owned life insurance increased by $3.7 million, or 68.6%, during the first half of 2007, primarily due to $3.5 million in purchases.

Deposits increased by $3.6 million, or 1.9%, to a balance of $196.6 million at June 30, 2007, from $193.0 million at December 31, 2006.  Deposit growth was focused primarily in time deposit accounts (up $2.7 million, or 3.2%) and NOW/Demand accounts, (up $ 2.7 million, or 4.6%).  The increase in those accounts was partially offset by decreases in money market accounts (down $647,900, or 3.0%) and in savings accounts (down $1.1 million, or 3.6%).  The promotion of the Company’s competitive rate on its seven-month certificate of deposit product, coupled with the consumers’ preference for short-term time deposits, is the primary reason for the increase in time deposit balances during the second quarter of 2007.  Time deposits represented 43.5% of the Company’s total deposit balances at June 30, 2007.

Borrowings, consisting of FHLB advances, increased $16.0 million, or 46.4%, to $50.4 million at June 30, 2007, compared to an outstanding balance of $34.5 million at December 31, 2006.   These borrowings were used to help fund the Bank’s loan originations and the bank-owned life insurance purchase during the first six months of 2007.

Total stockholders’ equity was $60.7 million at June 30, 2007, an increase of $702,000, or 1.2%, when compared to the balance at December 31, 2006.  The increase was primarily attributable to earnings of $543,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

General.  Net income was $284,000 for the three months ended June 30, 2007 as compared to $197,000 for the three months ended June 30, 2006. The $87,000, or 44.2%, increase in the second quarter of 2007 when compared to the second quarter of 2006 was primarily due to increases in net interest income and bank-owned life insurance income, offset by an increase in professional fees, marketing expenses and provision for loan losses.

Net income was $543,000 for the six months ended June 30, 2007 as compared to $222,000 for the six months ended June 30, 2006. The $321,000, or 144.6%, increase in 2007 from 2006 was primarily due to increases in net interest income, customer service fees and bank-owned life insurance income, offset by increases in professional fees, marketing expenses, provision for loan losses and provision for income taxes.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$4,217	$3,807
Securities	105	98
Other interest-earning assets	45	93
Total interest and dividend income	4,367	3,998
Interest expense:
Deposits	1,277	980
Borrowings	619	787
Total interest expense	1,896	1,767
Net interest income	$2,471	$2,231

Net interest income for the three months ended June 30, 2007 was $2.5 million, which was $240,000, or 10.8%, more than net interest income of $2.2 million for the three months ended June 30, 2006.  Interest and dividend income increased $369,000 in the second quarter of 2007 compared to the second quarter of 2006 reflecting increases in income from loans and securities of $410,000, and $7,000, respectively, offset by a $48,000 decrease in income from other interest-earning assets. The increase in loan income resulted from an increase in the average balance in loans of $19.0 million and an increase in the yield of 17 basis points. The increase in securities income resulted from an increase in the yield of 32 basis points, combined with a slight increase in the average balance.  The decrease in income earned from other interest-earning assets resulted from a decrease in the average balance of other interest-earning assets by $6.8 million, combined with the decrease of 11 basis points in the average yield.  The average balance in other interest-earning assets during the second quarter of 2006 was significantly higher when compared to the second quarter of 2007, primarily due to the placement of subscribers’ funds into short-term investments, prior to the Company’s public stock offering on July 6, 2006.

Interest expense increased by $129,000 due to the $297,000 increase in expense related to interest-bearing deposits, offset by a $168,000 decrease in expense for borrowings. While the average balance of interest-bearing demand deposits, savings accounts and money market accounts decreased, the average balance in CDs increased $7.1 million and the average cost of CDs increased 69 basis points. The borrowing expense of FHLB advances decreased as a result of the decrease in the average balance of $11.9 million, combined with the decrease of 8 basis points in the average rate paid.

The interest rate spread and the net interest margin were 2.59% and 3.50%, respectively, for the three months ended June 30, 2007, compared to 2.73% and 3.30% for the same period in 2006. The yield on interest-earning assets increased 27 basis points, while the continued rise in short-term rates increased the interest expense on total interest-bearing liabilities by 42 basis points.

The following table summarizes changes in interest income and expense for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$8,281	$7,344
Securities	209	182
Other interest-earning assets	98	138
Total interest and dividend income	8,588	7,664
Interest expense:
Deposits	2,421	1,797
Borrowings	1,140	1,502
Total interest expense	3,561	3,299
Net interest income	$5,027	$4,365

Net interest income for the six months ended June 30, 2007 was $5.0 million, which was $662,000, or 15.2%, more than net interest income of $4.4 million for the six months ended June 30, 2006.  Interest and dividend income increased $924,000 in the six months ended June 30, 2007 compared to the same period in 2006, reflecting increases in loans and securities income of $937,000 and $27,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $22.1 million and an increase in the yield of 20 basis points. The increase in securities income resulted from an increase in the yield of 66 basis points, while the average balance of securities decreased slightly.  The $40,000 decrease of income earned from other interest-earning assets resulted from a decrease in the average balance of other interest-earning assets by $4.6 million.

Interest expense increased by $262,000 due to the $624,000 increase in expense related to interest-bearing deposits, offset by a $362,000 decrease in expense for borrowings. While the average balance of interest-bearing demand deposits, savings accounts and money market accounts decreased, the average balance in CDs increased $9.7 million and the average cost of CDs increased 87 basis points. The cost of borrowed funds decreased between periods, by 15 basis points, as new borrowings and rollovers of existing borrowings were less expensive than the 5.29% weighted average cost of borrowings in the first six months of 2006.

The interest rate spread and the net interest margin were 2.73% and 3.61%, respectively, for the six months ended June 30, 2007, compared to 2.84% and 3.34% for the same period in 2006. The yield on interest-earning assets increased 30 basis points, while the continued rise in short-term rates caused the weighted average costs on total interest-bearing liabilities to increase by 41 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$267,171	$4,217	6.31%	$248,205	$3,807	6.14%
Securities	8,550	105	4.91	8,549	98	4.59
Other interest-earning assets	6,859	45	2.62	13,633	93	2.73
Total interest-earning assets	282,580	4,367	6.18	270,387	3,998	5.91

Bank-owned life insurance	9,010			1,831
Noninterest-earnings assets	13,264			10,291
Total assets	$304,854			$282,509

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,786	18	0.27	$27,093	14	0.21
Savings accounts	29,562	23	0.31	34,834	28	0.32
Money market accounts	20,148	212	4.21	21,373	135	2.53
Certificates of deposit	87,351	1,024	4.69	80,227	803	4.00
Total interest-bearing deposits	163,847	1,277	3.12	163,527	980	2.40

Borrowings	47,065	619	5.26	58,923	787	5.34
Total interest-bearing liabilities	210,912	1,896	3.60	222,450	1,767	3.18

Demand deposits	31,063			32,453
Common stock subscription funds	-			7,898
Noninterest-bearing liabilities	2,117			1,396
Total liabilities	244,092			264,197

Stockholders’ equity	60,762			18,312
Total liabilities and stockholders’ equity	$304,854			$282,509

Net interest income		$2,471			$2,231
Interest rate spread			2.59%			2.73%
Net interest margin			3.50%			3.30%
Average interest-earning assets to average interest-bearing liabilities			133.98%			121.55%

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$263,816	$8,281	6.28%	$241,691	$7,344	6.08%
Securities	8,533	209	4.90	8,576	182	4.24
Other interest-earning assets	6,504	98	3.01	11,118	138	2.48
Total interest-earning assets	278,853	8,588	6.16	261,385	7,664	5.86

Bank-owned life insurance	8,886			1,819
Noninterest-earnings assets	13,230			10,519
Total assets	$300,969			$273,723

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,141	37	0.28	$26,653	26	0.20
Savings accounts	30,221	48	0.32	35,532	57	0.32
Money market accounts	20,305	351	3.46	22,530	286	2.54
Certificates of deposit	86,318	1,985	4.60	76,610	1,428	3.73
Total interest-bearing deposits	162,985	2,421	2.97	161,325	1,797	2.23

Borrowings	44,395	1,140	5.14	56,822	1,502	5.29
Total interest-bearing liabilities	207,380	3,561	3.43	218,147	3,299	3.02

Demand deposits	30,897			31,960
Common stock subscription funds	-			3,971
Noninterest-bearing liabilities	2,148			1,414
Total liabilities	240,425			255,492

Stockholders’ equity	60,544			18,231
Total liabilities and stockholder’s equity	$300,969			$273,723

Net interest income		$5,027			$4,365
Interest rate spread			2.73%			2.84%
Net interest margin			3.61%			3.34%
Average interest-earning assets to average interest-bearing liabilities			134.46%			119.82%

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

	For the Three Months Ended
	June 30, 2007 Compared to the Three Months
	Ended June 30, 2006
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$297	$113	$410
Securities	-	7	7
Other interest-earning assets	(45)	(3)	(48)
Total interest-earning assets	252	117	369

Interest Expense:
Deposits	(2)	(295)	(297)
Borrowings	156	12	168
Total interest-bearing liabilities	154	(283)	(129)
Net change in interest income	$406	$(166)	$240

	For the Six Months Ended
	June 30, 2007 Compared to the Six Months
	Ended June 30, 2006
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$689	$248	$937
Securities	(1)	28	27
Other interest-earning assets	(83)	43	(40)
Total interest-earning assets	605	319	924

Interest Expense:
Deposits	(19)	(605)	(624)
Borrowings	320	42	362
Total interest-bearing liabilities	301	(563)	(262)
Net change in interest income	$906	$(244)	$662

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$2,086	$1,873	$1,973	$1,853
Provision for loan losses	47	12	160	32
Total charge-offs	–	–	–	–
Total recoveries	–	–	–	–
Balance at end of period	$2,133	$1,885	$2,133	$1,885

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $47,000 and $160,000 for the three and six months ended June 30, 2007, respectively, compared to $12,000 and $32,000 for the three and six months ended June 30, 2006, respectively.  The provision was increased primarily due to the growth in the loan portfolio, and changes in the trends in volume and contractual terms of loans, economic conditions and concentrations of credit.

The following table provides information with respect to non-performing assets at the dates indicated.  The Bank did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December31,
	2007	2006
(Dollars in thousands)

Nonaccrual loans:
Real estate – mortgage:
One- to four-family	–	–
Total nonperforming assets	–	–
Total non-performing loans to total loans	–%	–%
Total non-performing loans to total assets	–	–
Total non-performing assets to total assets	–	–

There were no non-performing assets as of June 30, 2007 and December 31, 2006.

Other Income. The following table summarizes other income for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Customer service fees	$478	$345	38.6%	$915	$676	35.4%
Gain on sales of loans	-	3	(100.0)	-	14	(100.0)
Bank-owned life insurance	96	21	357.1	191	39	389.7
All other	24	37	(35.1)	47	66	(28.8)
Total	$598	$406	47.3%	$1,153	$795	45.0%

Other income increased $192,000 and $358,000 for the three and six-month periods ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase is attributable to the growth of income earned from customer service fees and bank-owned life insurance (BOLI).

Operating Expense.  The following table summarizes operating expenses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$1,384	$1,268	9.1%	$2,822	$2,589	9.0%
Occupancy and equipment, net	312	306	2.0	625	615	1.6
Data processing	239	240	(0.4)	507	493	2.8
Professional fees	144	80	80.0	265	176	50.6
Marketing	271	236	14.8	541	475	13.9
All other	174	182	(4.4)	351	432	(18.8)
Total	$2,524	$2,312	9.2%	$5,111	$4,780	6.9%

Operating expenses increased $212,000 and $331,000 for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006. Salaries and employee benefits increased, primarily due to annual raises and ESOP compensation expenses.  Professional fees increased $64,000 and $89,000 for the three and six-month periods ended June 30, 2007, as a result of increased auditing and legal expenses related to being a public company.  Marketing costs have increased $35,000 and $66,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to concentrated efforts in marketing the Bank and its deposit products.  All other expense decreased by 18.8%, or $81,000, for the six months ended June 30, 2007, primarily due to the recording of a $78,000 non-recurring expense resulting from the charge-off of a fraudulent check during the first quarter of 2006.

Income Taxes.  The provision for income taxes for the three months ended June 30, 2007 was $214,000 compared to $116,000 for the three months ended June 30, 2006.  Income before taxes for the three months ended June 30, 2007 was $498,000 compared to $313,000 for the three months ended June 30, 2006.  The effective tax rate for the 2007 quarter was 43.0%, versus 37.1% for the 2006 quarter.

The provision for income taxes for the six months ended June 30, 2007 was $366,000 compared to $126,000 for the three months ended June 30, 2006.   Income before taxes for the six months ended June 30, 2007 was $909,000 compared to $348,000 for the six months ended June 30, 2006.  The effective tax rate for the 2007 six-month period was 40.3%, versus 36.2% for the 2006 six-month period.

The deferred tax assets applicable to loss carryforwards relating to the deduction for the donation to the Charitable Foundation are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carryforward period. Newport Bancorp had previously recognized a valuation allowance of $464,000 against the deferred tax asset related to this loss carryforward at September 30, 2006. This valuation allowance is assessed quarterly for recoverability.  Based upon management’s assessment, the allowance was increased by $28,000 during the second quarter of 2007. The valuation allowance increase resulted in a higher effective tax rate for the 2007 period as compared to the 2006 period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2007, cash and cash equivalents totaled $10.1 million.  Securities classified as available for sale provide additional sources of liquidity.  In addition, at June 30, 2007 we had the ability to borrow a total of approximately $53.6 million from the Federal Home Loan Bank of Boston.  At June 30, 2007, we had $50.4 million of advances outstanding.

At June 30, 2007, we had $22.8 million in loan commitments outstanding, which consisted of $1.7 of real estate loan commitments, $15.8 million in unused home equity lines of credit, $2.6 million in construction loan commitments and $2.7 million in commercial lines of credit commitments.  Certificates of deposit due within one year of June 30, 2007 totaled $81.8 million, or 95.7% of the total balance of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions or competition, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered; however, management seeks to promote deposit growth while controlling cost of funds.  Sales-oriented product programs and the cross-selling of various products to our existing customer base are currently in place.  Management continually reviews potential new products, with particular attention to products and services, that will help retain our lower costing deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2007, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2007 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2007 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	28,413	-19,654	-41	9.79%	-556
200	35,103	-12,965	-27	11.78%	-357
100	41,865	-6,202	-13	13.69%	-166
0	48,067	-	-	15.35%	-
(100)	52,604	4,537	+ 9	16.49%	+114
(200)	54,914	6,846	+14	17.01%	+166

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not only the risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission Of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3 (ii)	Newport Bancorp, Inc. Bylaws

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 10, 2007	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer