Form 10-Q
period 2007-09-30
Newport Bancorp Inc
filed 2007-11-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☐                           No ☒

As of November 9, 2007, the registrant had 4,729,889 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)

ASSETS

Cash and due from banks	$3,980	$3,705
Short-term investments	3,533	3,567
Cash and cash equivalents	7,513	7,272

Securities available for sale, at fair value	6,862	6,614
Securities held to maturity, at amortized cost	1,717	1,922
Federal Home Loan Bank stock, at cost	3,496	2,390
Loans	284,602	258,739
Allowance for loan losses	(2,259)	(1,973)
Loans, net	282,343	256,766
Premises and equipment, net	5,918	6,099
Accrued interest receivable	1,197	1,027
Deferred income taxes	1,975	1,851
Bank-owned life insurance	9,177	5,382
Other assets	803	1,121
Total assets	$321,001	$290,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$195,371	$192,974
Short-term borrowings	512	2,500
Long-term borrowings	63,214	31,950
Accrued expenses and other liabilities	2,527	3,040
Total liabilities	261,624	230,464

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued, 4,745,989 and 4,878,349 shares outstanding at September 30, 2007 and December 31, 2006, respectively	49	49
Additional paid in capital	47,323	47,258
Retained earnings	17,281	16,477
Unearned compensation - ESOP	(3,447)	(3,643)
Treasury stock, at cost (132,360 shares at September 30, 2007)	(1,660)	-
Accumulated other comprehensive loss	(169)	(161)
Total stockholders’ equity	59,377	59,980
Total liabilities and stockholders’ equity	$321,001	$290,444

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Interest and fees on loans	$4,360	$3,933	$12,641	$11,277
Interest and dividends on securities	107	99	316	281
Dividends on Federal Home Loan Bank stock	45	99	126	178
Interest on certificates of deposit	-	1	-	13
Interest on short-term investments	24	113	41	160
Total interest and dividend income	4,536	4,245	13,124	11,909

Interest expense:
Interest on deposits	1,218	969	3,639	2,766
Interest on short-term borrowings	34	-	314	369
Interest on long-term borrowings	678	429	1,538	1,562
Total interest expense	1,930	1,398	5,491	4,697

Net interest income	2,606	2,847	7,633	7,212
Provision for loan losses	126	50	286	82

Net interest income, after provision for loan losses	2,480	2,797	7,347	7,130

Other income (charges):
Customer service fees	461	445	1,376	1,121
Gain on sales of loans	-	-	-	14
FHLB prepayment penalties	-	(367)	-	(367)
Bank-owned life insurance	97	19	288	57
Miscellaneous	26	28	73	95
Total other income	584	125	1,737	920

Operating expenses:
Salaries and employee benefits	1,414	1,387	4,236	3,976
Occupancy and equipment, net	323	305	948	920
Data processing	255	278	762	771
Professional fees	143	118	408	294
Marketing	321	241	862	716
Contribution to NewportFed Charitable Foundation	-	3,614	-	3,614
Other general and administrative	171	180	522	612
Total operating expenses	2,627	6,123	7,738	10,903

Income (loss) before income taxes	437	(3,201)	1,346	(2,853)

Provision (benefit) for income taxes	176	(855)	542	(729)

Net income (loss)	$261	$(2,346)	$804	$(2,124)

Weighted-average shares outstanding:
Basic	4,513,336	n/a	4,517,506	n/a
Diluted	4,513,336	n/a	4,517,506	n/a

Earnings per share:
Basic	$.06	n/a	$.18	n/a
Diluted	$.06	n/a	$.18	n/a

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

							Accumulated
			Additional		Unearned		Other	Total
	Common Stock		Paid-in	Retained	Compensation	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Stock	Loss	Equity

Balance at December 31, 2005	-	$-	$-	$18,133	$-	$-	$(149)	$17,984
Comprehensive loss:
Net loss	-	-	-	(2,124)	-	-	-	(2,124)
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(1)	(1)
Total comprehensive loss	-	-	-	-	-	-	-	(2,125)
Issuance of common stock for initial public stock offering, net of expenses of $1.6 million	4,516,990	45	43,552	-	-	-	-	43,597
Issuance of common stock to NewportFed Charitable Foundation	361,359	4	3,610	-	-	-	-	3,614
Stock purchased for ESOP	-	-	-	-	(3,903)		-	(3,903)
ESOP shares committed to be released (6,604 shares)	-	-	22	-	66		-	88
Balance at September 30, 2006	4,878,349	$49	$47,184	$16,009	$(3,837)	$-	$(150)	$59,255

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$-	$(161)	$59,980
Comprehensive income:
Net income	-	-	-	804	-	-	-	804
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(8)	(8)
Total comprehensive income	-	-	-	-	-	-	-	796
Treasury stock purchased	(132,360)	-	-	-	-	(1,660)	-	(1,660)
ESOP shares committed to be released (19,513 shares)	-	-	65	-	196	-	-	261
Balance at September 30, 2007	4,745,989	$49	$47,323	$17,281	$(3,447)	$(1,660)	$(169)	$59,377

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30,
	2007	2006
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$804	$(2,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	286	82
Net accretion of securities	(11)	(13)
Amortization of net deferred loan fees	(115)	(93)
Depreciation and amortization of premises and equipment	463	449
Amortization of unearned compensation	261	88
Deferred income tax benefit	(124)	(1,068)
Income on bank-owned life insurance	(295)	(56)
Net change in:
Accrued interest receivable	(170)	(156)
Other assets	318	99
Accrued expenses and other liabilities	(513)	864
Contribution to NewportFed Charitable Foundation	-	3,614
Net cash provided by operating activities	904	1,686

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	-	3,000
Reinvested dividends of securities available for sale	(256)	(210)
Principal payments received on securities held to maturity	216	318
Purchase of bank-owned life insurance	(3,500)	-
Redemption (purchase) of Federal Home Loan Bank stock	(1,106)	571
Loan originations, net of principal payments	(25,748)	(21,243)
Additions to premises and equipment	(282)	(492)
Net cash used by investing activities	(30,676)	(18,056)

Cash flows from financing activities:
Net increase in deposits	2,397	6,132
Net decrease in borrowings with maturities of three months or less	(1,988)	(5,000)
Proceeds from borrowings with maturities in excess of three months	34,000	-
Repayment of borrowings with maturities in excess of three months	(2,736)	(12,925)
Net proceeds from offering common stock	-	43,597
Treasury stock repurchased	(1,660)	-
Stock purchased for ESOP	-	(3,903)
Net cash provided by financing activities	30,013	27,901

Net change in cash and cash equivalents	241	11,531
Cash and cash equivalents at beginning of period	7,272	4,914
Cash and cash equivalents at end of period	$7,513	$16,445

Supplementary information:
Interest paid on deposit accounts	$3,961	$2,191
Interest paid on short-term borrowings	315	374
Interest paid on long-term borrowings	1,422	1,631
Income taxes paid	779	760

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value.  Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for the Company’s 2008 calendar year and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $23.6 million at September 30, 2007, as compared to $21.7 million as of December 31, 2006.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Newport Federal has entered into a purchase and sale agreement to acquire land for use as a new branch location in Portsmouth, Rhode Island.  The commitment totaling $2.2 million to purchase the property is contingent upon the receipt of several state and local approvals, which Newport Federal is currently seeking.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share calculation excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  There were no potentially dilutive common stock equivalents outstanding during the three and nine months ended September 30, 2007.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.  Earnings per share are not presented for the three and nine months ended September 30, 2006, because the Company did not complete its public offering until July 6, 2006.

NOTE 5 – STOCK REPURCHASE PLAN

On July 16, 2007, the Company announced the approval of its stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  As of November 9, 2007, the Company had purchased 148,460 shares under the stock repurchase program.

NOTE 6 – 2007 EQUITY INCENTIVE PLAN

At the annual meeting of stockholders, on August 16, 2007, the Newport Bancorp, Inc. 2007 Equity Incentive Plan (“2007 Plan”) was approved.  The 2007 Plan provides employees and non-employee directors with opportunities to purchase stock through incentive stock options and non-qualified stock options.  In addition to options, eligible participants under the 2007 Plan may be granted restricted stock awards and other stock-based awards.  In accordance with the Company’s 2007 Plan, the Company’s Compensation Committee awarded 195,133 shares of restricted stock and 437,900 in options with a grant date fair value of $12.53 per share to directors and certain employees on October 1, 2007.  The 2007 Plan provides for total awards of 487,834 stock options and 195,133 shares of restricted stock, leaving 49,934 stock options available for future awards.  The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Newport Bancorp, Inc. or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

On September 25, 2007, it was announced that the Company’s Board of Directors approved the funding of a trust that will purchase up to 195,133 shares, or approximately 4.0%, of the Company’s outstanding common stock to fund restricted stock awards under the Company’s 2007 Equity Incentive Plan.  There have not been any purchases of the Company’s outstanding common stock to fund restricted stock awards as of September 30, 2007.

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” requires that the cost of employee services received in exchange for equity instruments including options and restricted stock awards be measured at fair value at the grant date, based on an option-pricing model, and recognized over the requisite service period.  The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs over the period from October 1, 2007 through September 30, 2012, which is the period during which such awards and options vest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $321.0 million, an increase of $30.6 million, or 10.5%, compared to $290.4 million at December 31, 2006.  The asset growth was primarily concentrated in the loan portfolio and in bank-owned life insurance.  Gross loans to total assets decreased slightly to 88.7%, when compared to 89.1% at December 31, 2006.

Cash and cash equivalents increased slightly by $241,000, or 3.3% to a balance of $7.5 million at September 30, 2007 from $7.3 million at December 31, 2006.

The net loan portfolio increased by $25.6 million, or 10.0%, during the first nine months of 2007.  The increase was principally a result of growth in commercial real estate mortgages (up $14.1 million or 24.5%), residential mortgages (up $9.4 million or 6.0%) and home equity loans and lines of credit (up $1.6 million or 5.5%).  The significant growth in commercial real estate mortgages was driven by the Company’s efforts to expand this segment of its lending business over the past nine months.

Bank-owned life insurance increased by $3.8 million, or 70.5%, during the first nine months of 2007, primarily due to $3.5 million in purchases.

Deposits increased by $2.4 million, or 1.2%, to a balance of $195.4 million at September 30, 2007, from $193.0 million at December 31, 2006.  Deposit growth occurred primarily in money market accounts (up $4.7 million, or 21.8%) and NOW/Demand accounts (up $ 2.7 million, or 4.7%).  The increase in these accounts was partially offset by decreases in time deposit accounts (down $2.9 million, or 3.5%) and savings accounts (down $2.1 million, or 6.8%).

Borrowings, consisting of FHLB advances, increased $29.3 million, or 85.0%, to $63.7 million at September 30, 2007, compared to an outstanding balance of $34.5 million at December 31, 2006.   These borrowings were used to help fund the Bank’s loan originations and the bank-owned life insurance purchase during the first nine months of 2007.

Total stockholders’ equity was $59.4 million at September 30, 2007, a decrease of $603,000, or 1.0%, when compared to the balance at December 31, 2006.  The decrease was primarily attributable to stock repurchases under the Company’s stock repurchase plan, partially offset by the increase in earnings and the allocation of committed ESOP shares.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

General.  Net income was $261,000 for the three months ended September 30, 2007 as compared to the net loss of $2.3 million for the three months ended September 30, 2006. The $2.6 million, or 111.1%, increase in the third quarter of 2007 when compared to the third quarter of 2006 was primarily due to the expense related to the $3.6 million pre-tax contribution to the NewportFed Charitable Foundation made in connection with the common stock offering that closed in July of 2006.  Net interest income decreased due to the increase of interest expense paid on deposits and borrowings.  Other income increased due to the non-recurring FHLB pre-payment penalties paid in 2006, coupled with increases in customer service fees and bank-owned life insurance income during the third quarter of 2007 when compared to the same period in 2006.  Increases in professional fees, marketing expenses and provision for loan losses for the three months ended September 30, 2007 were offset by the growth in total other income.

Net income was $804,000 for the nine months ended September 30, 2007 as compared to the net loss of $2.1 million for the nine months ended September 30, 2006. The $2.9 million, or 137.9%, increase in 2007 from 2006 was primarily due to the expense related to the $3.6 million pre-tax contribution to the NewportFed Charitable Foundation in 2006, along with increases in net interest income, customer service fees and bank-owned life insurance income, offset by increases in professional fees, marketing expenses, provision for loan losses and provision for income taxes.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$4,360	$3,933
Securities	107	99
Other interest-earning assets	69	213
Total interest and dividend income	4,536	4,245
Interest expense:
Deposits	1,218	969
Borrowings	712	429
Total interest expense	1,930	1,398
Net interest income	$2,606	$2,847

Net interest income for the three months ended September 30, 2007 was $2.6 million, which was $241,000, or 8.5%, less than net interest income of $2.8 million for the three months ended September 30, 2006.  Interest and dividend income increased $291,000 in the third quarter of 2007 compared to the third quarter of 2006 reflecting increases in income from loans and securities of $427,000, and $8,000, respectively, partially offset by a $144,000 decrease in income from other interest-earning assets. The increase in loan income resulted from an increase in the average balance in loans of $21.2 million and a 15 basis points increase in the yield. The increase in securities income resulted from an increase in the yield of 35 basis points, combined with a slight increase in the average balance.  The decrease in income earned from other interest-earning assets resulted from a decrease in the average balance of other interest-earning assets by $10.1 million, combined with the 74 basis points decrease in the average yield.  The average balance in other interest-earning assets during the third quarter of 2006 was significantly higher when compared to the third quarter of 2007, primarily due to the placement of subscribers’ funds into short-term investments, prior to the Company’s public stock offering, which closed on July 6, 2006.  The one-time change in the Federal Home Loan Bank’s dividend payment schedule during 2006 resulted in less income for the third quarter of 2007.  Two quarterly dividend payments on FHLB stock were made in the third quarter of 2006 when compared to the one quarterly dividend payment made in the third quarter of 2007.

Interest expense increased $532,000 due to the $249,000 increase in expense related to interest-bearing deposits and the $283,000 increase in expense for borrowings. While the average balance of interest-bearing demand deposits, savings accounts and money market accounts decreased, the average balance in CDs increased by $4.4 million and the average cost of CDs increased by 60 basis points. The borrowing expense of FHLB advances increased, as a result of the rise in the average balance of FHLB borrowings by $21.8 million, coupled with a 4 basis point increase in the average interest rate paid.

The interest rate spread and the net interest margin were 2.70% and 3.60%, respectively, for the three months ended September 30, 2007, compared to 3.27% and 4.08% for the same period in 2006. The yield on interest-earning assets increased 17 basis points, while the continued rise in short-term rates increased the interest expense on total interest-bearing liabilities by 74 basis points.  The compression in net interest margin was primarily due to balance sheet growth in an environment with a relatively flat yield-curve, combined with intense competition for deposits.

The following table summarizes changes in interest income and expense for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$12,641	$11,277
Securities	316	281
Other interest-earning assets	167	351
Total interest and dividend income	13,124	11,909
Interest expense:
Deposits	3,639	2,766
Borrowings	1,852	1,931
Total interest expense	5,491	4,697
Net interest income	$7,633	$7,212

Net interest income for the nine months ended September 30, 2007 was $7.6 million, which was $421,000, or 5.8%, more than net interest income of $7.2 million for the nine months ended September 30, 2006.  Interest and dividend income increased by $1.2 million in the nine months ended September 30, 2007 compared to the same period in 2006, reflecting increases in loans and securities income of $1.4 million and $35,000, respectively. The increase in loan income resulted from an increase in the average balance in loans of $21.8 million and an increase in the yield of 18 basis points. The increase in securities income resulted from an increase in the yield of 56 basis points, the effect of which was partially offset by a slight decrease in the average balance of securities.  The $184,000 decrease in income earned from other interest-earning assets resulted primarily from a $6.7 million decrease in the average balance of other interest-earning assets when compared to the nine-month period of 2006, due to the placement of subscribers’ funds into short-term investments, prior to the Company’s public stock offering on July 6, 2006.

Interest expense increased $794,000 due to the $873,000 increase in expense related to interest-bearing deposits, offset by a $79,000 decrease in expense for borrowings. While the average balance of interest-bearing demand deposits, savings accounts and money market accounts decreased, the average balance in CDs increased $7.9 million and the average cost of CDs increased 78 basis points. The cost of borrowed funds decreased between periods, by 13 basis points, as new borrowings and rollovers of existing borrowings were less expensive than the 5.25% weighted average cost of borrowings in the first nine months of 2006.

The interest rate spread and the net interest margin were 2.72% and 3.60%, respectively, for the nine months ended September 30, 2007, compared to 2.97% and 3.60% for the same period in 2006. The yield on interest-earning assets increased 25 basis points, while the average costs on total interest-bearing liabilities increased by 52 basis points.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$275,181	$4,360	6.34%	$254,003	$3,933	6.19%
Securities	8,538	107	5.01	8,502	99	4.66
Other interest-earning assets	6,137	69	4.50	16,272	213	5.24
Total interest-earning assets	289,856	4,536	6.26	278,777	4,245	6.09

Bank-owned life insurance	9,110			1,851
Non-interest-earnings assets	15,624			12,859
Total assets	$314,590			$293,487

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$25,745	19	0.30	$26,569	15	0.23
Savings accounts	29,083	24	0.33	33,009	27	0.33
Money market accounts	24,243	261	4.31	26,948	179	2.66
Certificates of deposit	82,107	914	4.45	77,681	748	3.85
Total interest-bearing deposits	161,178	1,218	3.02	164,207	969	2.36

Borrowings	55,680	712	5.11	33,853	429	5.07
Total interest-bearing liabilities	216,858	1,930	3.56	198,060	1,398	2.82

Demand deposits	34,851			37,755
Non-interest-bearing liabilities	1,961			1,117
Total liabilities	253,670			236,932

Stockholders’ equity	60,920			56,555
Total liabilities and stockholders’ equity	$314,590			$293,487

Net interest income		$2,606			$2,847
Interest rate spread			2.70%			3.27%
Net interest margin			3.60%			4.08%
Average interest-earning assets to average interest-bearing liabilities			133.66%			140.75%

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$267,646	$12,641	6.30%	$245,840	$11,277	6.12%
Securities	8,534	316	4.94	8,551	281	4.38
Other interest-earning assets	6,380	167	3.49	13,089	351	3.58
Total interest-earning assets	282,560	13,124	6.19	267,480	11,909	5.94

Bank-owned life insurance	8,962			1,830
Non-interest-earnings assets	14,037			11,074
Total assets	$305,559			$280,384

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,008	56	0.29	$26,625	41	0.21
Savings accounts	29,837	72	0.32	34,682	84	0.32
Money market accounts	21,632	612	3.77	24,019	465	2.58
Certificates of deposit	84,899	2,899	4.55	76,971	2,176	3.77
Total interest-bearing deposits	162,376	3,639	2.99	162,297	2,766	2.27

Borrowings	48,198	1,852	5.12	49,081	1,931	5.25
Total interest-bearing liabilities	210,574	5,491	3.48	211,378	4,697	2.96

Demand deposits	32,229			36,546
Non-interest-bearing liabilities	2,085			1,314
Total liabilities	244,888			249,238

Stockholders’ equity	60,671			31,146
Total liabilities and stockholder’s equity	$305,559			$280,384

Net interest income		$7,633			$7,212
Interest rate spread			2.72%			2.97%
Net interest margin			3.60%			3.60%
Average interest-earning assets to average interest-bearing liabilities			134.19%			126.54%

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

	For the Three Months Ended
	September 30, 2007 Compared to the Three Months
	Ended September 30, 2006
	Increase (Decrease)
	Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$334	$93	$427
Securities	-	8	8
Other interest-earning assets	(117)	(27)	(144)
Total interest-earning assets	217	74	291

Interest Expense:
Deposits	18	(267)	(249)
Borrowings	(279)	(4)	(283)
Total interest-bearing liabilities	(261)	(271)	(532)
Net change in interest income	$(44)	$(197)	$(241)

	For the Nine Months Ended
	September 30, 2007 Compared to the Nine Months
	Ended September 30, 2006
	Increase (Decrease)
	Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$1,022	$342	$1,364
Securities	(1)	36	35
Other interest-earning assets	(176)	(8)	(184)
Total interest-earning assets	845	370	1,215

Interest Expense:
Deposits	(1)	(872)	(873)
Borrowings	34	45	79
Total interest-bearing liabilities	33	(827)	(794)
Net change in interest income	$878	$(457)	$421

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$2,133	$1,885	$1,973	$1,853
Provision for loan losses	126	50	286	82
Total charge-offs	–	–	–	–
Total recoveries	–	–	–	–
Balance at end of period	$2,259	$1,935	$2,259	$1,935

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $126,000 and $286,000 for the three and nine months ended September 30, 2007, respectively, compared to $50,000 and $82,000 for the three and nine months ended September 30, 2006, respectively.  The provision was increased primarily due to the growth in the loan portfolio, changes in the trends in volume and contractual terms of loans, and economic conditions and concentrations of credit.

The following table provides information with respect to non-performing assets at the dates indicated.  The Bank did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December31,
	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
Commercial mortgage	$283	$–
Construction loan	625	–
Total nonperforming assets	$908	$–
Total non-performing loans to total loans	0.32%	–%
Total non-performing loans to total assets	0.28	–
Total non-performing assets to total assets	0.28	–

The $908,000 in non-accrual loans as of September 30, 2007 consists of one commercial mortgage loan and one construction loan.  In management’s opinion, these loans are well secured by collateral sufficient to cover all principal and interest due under the loan agreements.  There were no restructured loans included in non-accrual loans for the first nine months of 2007.

Other Income. The following table summarizes other income for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Customer service fees	$461	$445	3.6%	$1,376	$1,121	22.7%
Gain on sales of loans	-	-	-	-	14	(100.0)
FHLB prepayment penalties	-	(367)	100.0	-	(367)	100.0
Bank-owned life insurance	97	19	410.5	288	57	405.3
Miscellaneous	26	28	(7.1)	73	95	(23.2)
Total	$584	$125	367.2%	$1,737	$920	88.8%

Other income increased $459,000 and $817,000 for the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006.  FHLB pre-payment penalties incurred during the third quarter of 2006 resulted in lower non-interest income for the three and nine months ended September 2006 when compared to the same periods in 2007.  Excluding the debt pre-payment expense, the increase in non-interest income is primarily due to the higher income earned on checking accounts and on bank-owned life insurance.

Operating Expense.  The following table summarizes operating expenses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$1,414	$1,387	1.9%	$4,236	$3,976	6.5%
Occupancy and equipment, net	323	305	5.9	948	920	3.0
Data processing	255	278	(8.3)	762	771	(1.2)
Professional fees	143	118	21.2	408	294	38.8
Marketing	321	241	33.2	862	716	20.4
Contribution to NewportFed Charitable Foundation	-	3,614	(100.0)	-	3,614	(100.0)
Other	171	180	(5.0)	522	612	(14.7)
Total	$2,627	$6,123	(57.1)%	$7,738	$10,903	(29.0)%

Operating expenses decreased $3.5 million and $3.2 million for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006. The higher operating expenses reported in the 2006 periods is due to the $3.6 million contribution to the NewportFed Charitable Foundation.  Excluding the charitable donation paid in 2006, operating expenses increased by $118,000 and $449,000 for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006.  Salaries and employee benefits increased, primarily due to annual raises and ESOP compensation expenses.  Professional fees increased $25,000 and $114,000 for the three and nine-month periods ended September 30, 2007, as a result of increased auditing and legal expenses related to being a public company.  Marketing costs have increased $80,000 and $146,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to concentrated efforts in marketing the Bank and its deposit products.  All other expense decreased by 14.7%, or $90,000, for the nine months ended September 30, 2007, primarily due to the recording of a $78,000 non-recurring expense resulting from the charge-off of a fraudulent check during the first quarter of 2006.

Income Taxes.  The provision for income taxes for the three months ended September 30, 2007 was $176,000 compared to the income tax benefit of $855,000 for the three months ended September 30, 2006.  Income before taxes for the three months ended September 30, 2007 was $437,000 compared to a loss before taxes of $3.2 million for the three months ended September 30, 2006.  The effective tax expense rate for the 2007 quarter was 40.3%, versus the effective tax benefit rate of 26.7% for the 2006 quarter.

The provision for income taxes for the nine months ended September 30, 2007 was $542,000 compared to the income tax benefit of $729,000 for the nine months ended September 30, 2006.   Income before taxes for the nine months ended September 30, 2007 was $1.3 million compared to a loss before taxes of $2.9 for the nine months ended September 30, 2006.  The effective tax expense rate for the 2007 nine month period was 40.3%, versus the effective tax benefit rate of 25.6% for the 2006 nine-month period.

The deferred tax assets applicable to loss carryforwards relating to the deduction for the donation to the Charitable Foundation are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carryforward period. Newport Bancorp had previously recognized a valuation allowance of $464,000 against the deferred tax asset related to this loss carryforward at September 30, 2006. This valuation allowance is assessed quarterly for recoverability.  Based upon management’s assessment, the allowance increased by $28,000 to $492,000 during the second quarter of 2007, but remained unchanged for the third quarter of 2007. The valuation allowance increase resulted in a higher effective tax rate for the 2007 period as compared to the 2006 period.

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank will regularly adjust investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $7.5 million.  Securities classified as available for sale provide additional sources of liquidity.  In addition, at September 30, 2007 we had the ability to borrow a total of approximately $40.2 million from the Federal Home Loan Bank of Boston.  At September 30, 2007, we had $63.7 million of advances outstanding.

At September 30, 2007, we had $23.6 million in loan commitments outstanding, which consisted of $1.8 million of real estate loan commitments, $15.3 million in unused home equity lines of credit, $3.2 million in construction loan commitments and $3.3 million in commercial lines of credit commitments.  Certificates of deposit due within one year of September 30, 2007 totaled $76.0 million, or 95.06% of the total balance of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions or competition, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered; however, management seeks to promote deposit growth while controlling cost of funds.  Sales-oriented product programs and the cross-selling of various products to our existing customer base are currently in place.  Management continually reviews potential new products, with particular attention to products and services, that will help retain our lower costing deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2007, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2007 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2007 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	28,084	-18,392	-40	9.52%	-513
200	34,198	-12,278	-26	11.32%	-334
100	40,362	-6,115	-13	13.04%	-162
0	46,477	-	-	14.66%	-
(100)	51,771	5,295	+11	15.98%	+133
(200)	55,281	8,804	+19	16.80%	+214

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2007	-	$ -	-	243,917
August 2007	22,900	12.08	22,900	221,017
September 2007	109,460	12.37	109,460	111,557
Total	132,360	$ 12.25	132,360

(1)
On July 16, 2007, Newport Bancorp, Inc. announced that it is commencing a stock repurchase program to acquire up to 243,917 shares, or 5%, of the Company’s outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission Of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on August 16, 2007 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote:

	FOR	WITHHELD
John N. Conti	4,575,840	84,700
William R. Harvey	4,592,968	67,572
Kevin M. McCarthy	4,593,266	67,274
Alicia S. Quirk	4,592,968	67,572
Robert S. Lazar	4,586,073	74,467

In addition, the stockholders approved the Company’s 2007 Equity Incentive Plan and the ratification of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

	2007 Equity Incentive Plan	Ratification of Wolf & Co., Inc.
For	2,771,835	4,610,275
Against	387,981	27,610
Abstentions	157,686	22,655
Broker Non-Votes	1,343,038	N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: November 14, 2007	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer