Form 10-K
period 2007-12-31
Newport Bancorp Inc
filed 2008-03-24
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 0-51856

NEWPORT BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES	20-4465271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 29, 2007 was approximately $41,246,211.

The number of shares outstanding of the registrant’s common stock as of March 11, 2008 was 4,568,732.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Available Information

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

In connection with the conversion, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares sold in the stock offering.  The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Index

Market Area

Newport Federal is headquartered in Newport, Rhode Island.  In addition to the Bank’s main office in Newport, the Bank operates four other full-service branch offices in Rhode Island:  one each in Middletown and in Wakefield and two in Westerly.  We have also entered into a purchase and sale agreement to acquire land for use as a new branch location in Portsmouth, Rhode Island.  The purchase of the Portsmouth property became final on January 10, 2008.  On November, 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut to construct a new branch.  This agreement is subject to the Bank receiving the necessary governmental approvals, among other conditions, to open the branch.  The Bank considers Newport and Washington Counties, Rhode Island to be its primary market area.  The economy in our market area is primarily oriented to the retail and hospitality industries.

Competition

Newport Federal faces significant competition for the attraction of deposits and origination of loans.  The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007, which is the most recent date for which data is available from the FDIC, the Bank held approximately 10.56% of the deposits in Newport County, Rhode Island and approximately 3.47% of the deposits in Washington County, Rhode Island.  In addition, banks owned by large holding companies such as Bank of America Corporation, Citizens and Sovereign also operate in our market area.  These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

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

Newport Federal’s residential lending policies and procedures conform to the secondary market guidelines as we occasionally sell qualifying fixed-rate loans into the secondary market.  The Bank offers fixed-rate mortgage loans with terms of 10 to 30 years, and to a lesser extent, 40 years.  Newport Federal also offers adjustable-rate mortgage loans.  Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages (“ARMs”).  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Index

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

The Bank generally does not make conventional loans with loan-to-value ratios exceeding 95%.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance.  Newport Federal requires all properties securing first mortgage loans to be appraised by an independent appraiser, who is approved by the Board of Directors.  The Bank generally requires title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

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

As of December 31, 2007, the Bank’s largest commercial loan was $1.9 million.  This loan is secured by a professional office building.  This loan was performing in accordance with its original terms at December 31, 2007.

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

Construction Loans. Newport Federal originates construction loans for one- to four-family homes and commercial, multi-family and other nonresidential purposes.  The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  One- to four-family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements.  Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements.  At December 31, 2007, the largest construction loan was for $2.7 million, of which $1.3 million was advanced.  This loan was performing according to its terms at December 31, 2007.  Construction loans to individuals are generally made on the same terms as Newport Federal’s one- to four-family mortgage loans.

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

Index

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  Occasionally, Newport Federal sells loans that the Bank has originated.  The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.  Newport Federal did not sell any loans in 2007 and sold $886,000 of loans in 2006.

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $1.1 million at December 31, 2007. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.  The Bank does not service purchased loans.

Loan participations, purchased and sold, totaled $2.8 million at December 31, 2007.  Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Newport Federal’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management.  The President, Chief Lending Officer and Chief Operating Officer have authority to approve secured loans in amounts up to $2.5 million and unsecured loans up to $300,000.  Secured loans from $2.5 million to $3.0 million must be approved by four of the following persons: recommending loan officer, Chief Lending Officer, President, Chief Operating Officer and one non-employee member of the Board of Directors.  Secured loans from $3.0 million to $3.5 million must be approved by a majority of the Executive Committee of the Board of Directors.  Unsecured loans over $600,000 and secured loans greater than $3.5 million up to the legal lending limit must be approved by a majority vote of the entire Board of Directors.  Smaller loans may be approved by individual loan officers; however, the Chief Lending Officer oversees the origination of all loans.

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its stated capital and reserves.  At December 31, 2007, Newport Federal’s regulatory limit on loans to one borrower was $6.7 million.  At that date, the Bank’s largest lending relationship was $2.7 million and was secured by a condominium-hotel property located in Newport, Rhode Island.  This loan was performing in accordance with its original terms at December 31, 2007.

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

At December 31, 2007, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae and mutual funds, the underlying assets of which consist of short-term agency securities and mortgage-backed securities.

Newport Federal’s investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  The Bank’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  The Chief Executive Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring the Bank’s investment performance. The Board of Directors of Newport Federal reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Index

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

Personnel

At December 31, 2007, the Bank had 60 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit.  Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank.  Newport Bancorp has no other subsidiaries.

REGULATION AND SUPERVISION
General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.  The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Index

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions.  The Bank must notify the Office of Thrift Supervision thirty days before declaring any dividend to the Company, and comply with the additional restrictions described below.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Index

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

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal laws and regulations.  Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total risk based capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments), to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Index

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used to offset assessments beginning in 2007.  The Bank’s one-time credit was approximately $124,000, of which $80,000 has been used to offset assessments and $44,000 remains available for future use.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the year ended December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, has been established by the agency at 1.25% for 2007.

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

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  At December 31, 2007, the Bank maintained 96.21% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. The Bank’s authority to engage in transactions with  “affiliates” (e.g., any entity that controls or is under common control with an institution, including the Company and its other subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Index

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors.  However,  the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.  (See Note 13 “Related Party Transactions” in the attached Financial Statement Schedules).

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

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The OTS assessments paid by the Company for the year ended December 31, 2007 totaled $92,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $4.2 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million.  The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  The Bank complies with the foregoing requirements.

Index

Federal Securities Laws

Newport Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Newport Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Changes in interest rates may reduce our profits.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability.  For the years ended December 31, 2007 and 2006, respectively, our interest rate spread was 2.69% and 2.97%.  If short-term interest rates increase, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.  Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 4.25%.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management— Qualitative Aspects of Market Risk” and “—Quantitative Aspects of Market Risk.”

A downturn in the local economy or a decline in real estate values could impact our profits.

Nearly all of Newport Federal’s loans are secured by real estate in the State of Rhode Island.  As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would impact the Bank’s profits.  In recent years, there has been a significant increase in real estate values in Newport Federal’s market area.  As a result of rising home prices, the Bank’s loans have been well collateralized.  A decline in real estate values could cause some of Newport Federal’s mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.  Additionally, a decline in real estate values could adversely impact the Bank’s portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong competition within our market area could affect our profits and slow growth.

Newport Federal faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and attract deposits.  Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), Newport Federal held approximately 10.56% of the deposits in Newport County, Rhode Island and approximately 3.47% of the deposits in Washington County, Rhode Island.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide.  Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon our continued ability to compete successfully in our market area.

Newport Federal operates in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, Newport Federal’s chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits.  Newport Bancorp and Newport Federal are all subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Newport Federal rather than for holders of Newport Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Bank’s operations and the classification of the Bank’s assets.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on Newport Federal’s operations.

Index

Recent Developments in the Housing Sector and Related Markets and the Economy May Adversely Affect Our Business and Financial Results.

Throughout the course of 2007, the housing market experienced a variety of worsening economic conditions, due in large part to the collapse of the sub-prime mortgage market. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. The housing slump may result in reduced demand for the construction of new housing, declining or flat home prices, and increased delinquencies on construction and residential and commercial mortgage loans. These conditions may also cause a reduction in loan demand, and an increase in our non-performing assets, net charge-offs and provisions for loan losses. These negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$2,208

Branches:
165 East Main Road Middletown, RI 20842	1978	3,000	05/30/2020	Leased	$477

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	05/14/2011	Leased	$143

8 Union Street Westerly, RI 02891	1958	5,000	N/A	Owned	$781

2 Wilder Avenue Westerly, RI 02891	2001	1,200	N/A	Owned	$520

ITEM 3.	LEGAL PROCEEDINGS

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

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “NFSB.”  The Company completed its initial public offering on July 6, 2006 and commenced trading on July 7, 2006.  The Company has not paid any dividends to its stockholders to date.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” for information relating to restrictions on dividends.

The following table sets forth the high and low sales prices of the Company’s common stock since trading commenced, as reported by NASDAQ.

	High	Low	Dividends Declared per Share

2007:

First Quarter	$14.00	$13.52	$-
Second Quarter	$13.99	$13.16	-
Third Quarter	$13.54	$11.61	-
Fourth Quarter	$12.75	$11.25	-

2006:

Third Quarter	$14.48	$12.25	$-
Fourth Quarter	$14.20	$13.60	-

Holders.

As of March 11, 2008, there were approximately 632  holders of record of the Company’s common stock.

Dividends.

The payment of dividends will depend upon a number of factors, including capital requirements, Newport Bancorp’s and Newport Federal Savings Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assuarances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III,  Item 12 (d) Equity Compensation Plan  Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2007 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s shareholders at the August 16, 2007 Annual meeting of Stockholders.

Index

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2007.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	1,400	$12.53	1,400	108,857
November 1 - November 30	18,400	$12.39	18,400	90,457
December 1 - December 31	60,200	$12.18	60,200	30,257
Total	80,000		80,000
_____________________________
(1)
On July 16, 2007, Newport Bancorp, Inc. announced the commencement of a stock repurchase program to acquire up to 243,917 shares, or 5%, of the Company’s outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  On January 30, 2008, the Company completed the aforementioned stock repurchase program.  The 243,917 shares were acquired at an average price of approximately $12.35 per share.

On February 19, 2008, Newport Bancorp, Inc announced the commencement of another stock repurchase program to acquire up to 231,721 shares, or 5%, of the Company’s outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.   As of March 11, 2008, the Company has purchased 65,700 shares under this stock repurchase program.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2007	2006	2005

Performance Ratios:
Return on average assets	0.24%	(0.59)%	0.26%

Return on average equity	1.25	(4.32)	3.79

Interest rate spread (1)	2.68	2.97	3.18

Net interest margin (2)	3.55	3.67	3.60

Non-interest expense to average assets	3.46	4.68	3.46

Efficiency ratio (3)	85.90	84.94	84.39

Average interest-earning assets to average interest-bearing liabilities	132.77	130.13	119.72

Average equity to average assets	19.28	13.56	6.95

Capital Ratios:
Tangible capital	16.32	20.65	6.85

Core capital	16.32	20.65	6.85

Total risk-based capital	25.14	30.42	11.21

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.81	0.76	0.79

Allowance for loan losses as a percent of nonperforming loans	264.21	N/M	N/M

Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.00	0.00

Non-performing loans as a percent of total loans (4)	0.31	0.00	0.00

____________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other operating expense minus the expense related to the contribution to the NewportFed Charitable Foundation divided by the sum of net interest income and other operating income.
(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of loans in process. Loans held for sale are included.
N/M	Not meaningful because there are no nonperforming loans and, consequently, the denominator in the ratio was zero.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Index

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

Compensation and employee benefits consist primarily of salaries and wages paid to the Bank’s employees, stock-based compensation, payroll taxes, expenses for health insurance, retirement plans, and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years.  Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease.  The expected term includes lease option periods to the extent that the exercise of such options is reasonably assured.

Data processing expenses are the fees paid to third parties for processing customer information, deposits and loans.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

Newport Bancorp considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on results of operations to be critical accounting policies. The Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be our critical accounting policies.

Allowance for Loan Losses.

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management evaluates the level of the allowance at least quarterly and establishes the provision for loan losses based upon a review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectability of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although Newport Federal believes that the Bank uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Newport Federal’s allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Index

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

Income Taxes.

Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  Newport Federal uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  The Bank assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Bank generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges they are expected to reverse.  Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Balance Sheet Analysis

Overview.  During 2007, the Company’s assets increased by $70.8 million, or 24.4%, to $361.3 million.  The majority of the asset growth was concentrated in net loans which increased by $36.3 million, and securities held to maturity, which increased by $29.0 million.  The asset growth was principally funded by a $70.9 million, or 205.8%, increase in borrowings.

Loans.  Newport Federal’s primary lending activity is the origination of loans secured by real estate.  The Bank originates one- to four-family residential loans, commercial real estate and multi-family loans and home equity loans.  To a lesser extent, Newport Federal originates construction loans and consumer loans.  Net loans increased from $256.8 million at December 31, 2006 to $293.1 million at December 31, 2007, or 14.1%.  Net loans represented 81.1% of total assets at December 31, 2007.

The largest segment of the Bank’s loan portfolio is one- to four-family residential loans, but the percentage of one- to four-family loans as a percentage of total loans decreased in both 2007 and 2006 due to increases in other lending, particularly, commercial real estate and home equity lending.

Index

One- to four-family loans totaled $169.2 million and represented 57.1% of total loans at December 31, 2007, compared to $157.4 million, or 60.7% of total loans at December 31, 2006.  The Bank offers fixed and adjustable rate one- to- four family residential loans. At December 31, 2007, the Bank had $147.1 million in fixed rate and $22.1 million in adjustable rate one- to four-family loans.

Commercial real estate loans totaled $76.9 million and represented 26.0% of total loans at December 31, 2007, compared to $57.6 million, or 22.2% of total loans at December 31, 2006.  The increase of $19.3 million, or 33.4%, was a result of the Company’s concerted efforts to expand its commercial loan portfolio.

Multi-family loans totaled $9.5 million, or 3.2% of total loans at December 31, 2007, compared to $9.4 million, or 3.6% of total loans at December 31, 2006.  Construction loans totaled $9.4 million, representing 3.2% of total loans at December 31, 2007, compared to $4.7 million or 1.8% of total loans at December 31, 2006.  The increase in construction loans is due to the increase of commercial construction loans originated in 2007, as an indirect result of the Company’s focus on commercial lending.

Home equity loans and lines totaled $30.9 million at December 31, 2007, compared to $29.3 million at December 31, 2006.  The growth was primarily due to an increase of customers utilizing home equity loans to consolidate and amortize consumer debt.

The Bank also originates consumer loans secured by automobiles, passbook or certificate accounts.  Consumer loans totaled $442,000 at December 31, 2007, compared to $1.1 million at December 31, 2006.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family	$169,179	57.08%	$157,448	60.67%	$152,385	64.90%	$137,790	62.96%	$121,423	62.62%
Multi-family	9,494	3.20	9,360	3.61	6,726	2.87	5,809	2.65	3,884	2.00
Commercial	76,919	25.95	57,650	22.21	47,742	20.33	46,406	21.20	43,034	22.19
Home equity loans and lines	30,934	10.44	29,275	11.28	23,538	10.02	19,714	9.01	15,124	7.80
Total real estate—mortgage	286,526	96.67	253,733	97.77	230,391	98.12	209,719	95.82	183,465	94.61

Construction	9,427	3.18	4,685	1.80	3,151	1.34	7,712	3.52	9,142	4.71

Consumer	442	0.15	1,112	0.43	1,263	0.54	1,437	0.66	1,318	0.68

Total loans	296,395	100.00%	259,530	100.00%	234,805	100.00%	218,868	100.00%	193,925	100.00%

Allowance for losses	(2,399)		(1,973)		(1,853)		(1,655)		(1,511)
Deferred loan fees	(912)		(791)		(626)		(602)		(508)
Loans, net	$293,084		$256,766		$232,326		$216,611		$191,906

Index

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-Family Real Estate Loans	Multi- Family Real Estate Loans	Commercial Real Estate Loans	Home Equity Loans & Lines
	(Dollars in thousands)
Amounts due in:
One year or less	$46	$96	$1,748	$151
More than one year to five years	2,008	2,009	7,707	2,167
More than five years to ten years	11,725	4,881	55,457	11,760
More than ten years to twenty years	40,125	1,277	12,007	16,856
More than twenty years	115,275	1,231	-	-
Total	$169,179	$9,494	$76,919	$30,934

	Construction Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$4,755	$263	$7,059
More than one year to five years	4,672	179	18,742
More than five years to ten years	-	-	83,823
More than ten years to twenty years	-	-	70,265
More than twenty years	-	-	116,506
Total	$9,427	$442	$296,395

The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)

Real estate mortgage loans:
One- to four-family	$147,045	$22,088	$169,133
Multi-family	4,474	4,924	9,398
Commercial	31,789	43,382	75,171
Home equity loans and lines	18,889	11,894	30,783
Construction	-	4,672	4,672
Consumer	179	-	179
Total	$202,376	$86,960	$289,336

Index

Securities. The securities portfolio consists of mutual funds and mortgage-backed securities.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mutual funds	$7,117	$6,966	$6,775	$6,614	$6,483	$6,334

Securities held to maturity:
Mortgage-backed securities	$30,886	$30,751	$1,922	$1,869	$2,292	$2,191

Newport Federal had no investments that had an aggregate book value in excess of 10% of our equity at December 31, 2007.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2007.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	-	-	$1,606	3.50%	-	-	$29,280	5.00%	$30,886	4.93%

Index

Deposits.

Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits.  The Bank considers demand deposits, money market and savings accounts to be core deposits.  Deposits increased $311,000, or 0.2%, for the year ended December 31, 2007.   Deposit growth was focused in money market accounts, which increased by $7.4 million, or 34.7%, and NOW/Demand accounts, which increased $935,000, or 1.6%.  These increases were substantially offset by a decrease in time deposit accounts of $3.5 million, or 4.2%, and a decrease in savings accounts of $4.5 million, or 14.9%.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

Noninterest-bearing demand deposits	$31,162	$30,773	$33,225
Interest-bearing demand deposits	28,061	27,515	27,298
Money market deposit accounts	28,763	21,356	24,004
Regular savings	25,963	30,499	36,805
Certificates of deposit	79,336	82,831	71,249

Total	$193,285	$192,974	$192,581

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2007.  Jumbo certificates of deposit require minimum deposits of $100,000.  The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Three months or less	$12,495
Over three through six months	5,308
Over six through twelve months	5,399
Over twelve months	714
Total	$23,916

Borrowings.  Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month end during the year	$105,356	$66,384	$53,522
Average balance outstanding	$56,412	$44,814	$48,148
Weighted average interest rate during the year	4.97%	5.23%	5.32%
Balance outstanding at end of period	$105,356	$34,450	$50,123
Weighted average interest rate at end of year	4.14%	5.05%	5.22%

Federal Home Loan Bank advances increased by $46.0 million to $80.4 million at December 31, 2007.  During 2007, the Bank also borrowed $25.0 million using a repurchase agreement.  These borrowings were used to help fund loan originations, to purchase securities held to maturity and to purchase bank-owned life insurance during 2007.  The Bank had no securities sold under agreements to repurchase in 2006 or 2005, and no other borrowings during the periods indicated.

Index

Results of Operations for the Years Ended December 31, 2007 and 2006

Overview.

	2007	2006
	(Dollars in thousands)

Net income (loss)	$757	$(1,656)
Return on average assets	0.24%	(0.59)%
Return on average equity	1.25%	(4.32)%
Average equity to average assets	19.28%	13.56%

Net income in 2007 was $757,000 compared to a loss of $1.7 million in 2006. The increases in the Bank’s net interest income of $414,000 and non-interest income of $868,000, along with the decrease in non-interest expenses of $2.4 million contributed towards the net income in 2007.  The $414,000 increase in net interest income was primarily the result of higher levels of interest-earning assets, partially offset by expense from borrowings utilized to fund the year’s asset growth and increased rates paid on interest-bearing deposits.  The increase in non-interest income is attributable to FHLB pre-payment penalties during 2006 of $367,000, which resulted in lower non-interest income for the 2006 period compared to 2007.  Excluding the debt pre-payment expense, the increase in non-interest income is primarily due to the higher income earned on checking accounts and on bank-owned life insurance.  Non-interest expense for 2007 decreased to $10.8 million from $13.2 million in 2006, a decrease of 18.2%.  The higher non-interest expense reported in the 2006 period is primarily due to the $3.6 million contribution to the NewportFed Charitable Foundation, made as part of the Bank’s conversion to stock form.  Additionally, non-interest expenses increased $1.2 million primarily due to increases in salaries and employee benefits of $757,000, including an increase in ESOP and stock-based compensation expense of $520,000.  Professional fees increased as a result of costs associated with being a public company, including the Company’s implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Marketing costs increased as a result of a stronger marketing focus for Newport Federal and its deposit products during 2007.  Effective tax rates were 44.1% and (18.3%) for 2007 and 2006, respectively.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$272,615	$17,195	6.31%	$248,361	$15,280	6.15%	$222,004	$13,240	5.96%
Securities	11,203	567	5.06	8,543	386	4.52	8,771	321	3.66
Other interest-earning assets	5,975	226	3.78	12,640	425	3.36	12,991	321	2.47
Total interest-earning assets	289,793	17,988	6.21	269,544	16,091	5.97	243,766	13,882	5.69

Bank-owned life insurance	9,024			1,878			1,981
Noninterest-earning assets	14,480			11,335			10,158
Total assets	$313,297			$282,757			$255,905

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,011	98	0.38	$26,404	59	0.22	$28,346	63	0.22
Savings accounts	29,131	94	0.32	33,774	109	0.32	41,132	192	0.47
Money market accounts	23,123	900	3.89	24,211	630	2.60	25,819	577	2.23
Certificates of deposit	83,593	3,796	4.54	77,927	3,070	3.94	60,160	1,724	2.87
Total interest-bearing deposits	161,858	4,888	3.02	162,316	3,868	2.38	155,457	2,556	1.64

Borrowings	56,412	2,806	4.97	44,814	2,343	5.23	48,148	2,562	5.32
Total interest-bearing liabilities	218,270	7,694	3.52	207,130	6,211	3.00	203,605	5,118	2.51

Demand deposits	32,400			35,601			33,303
Noninterest-bearing liabilities	2,221			1,674			1,215
Total liabilities	252,891			244,405			238,123

Equity	60,406			38,352			17,782
Total liabilities and equity	$313,297			$282,757			$255,905

Net interest income		$10,294			$9,880			$8,764
Interest rate spread			2.69%			2.97%			3.18%
Net interest margin			3.55%			3.67%			3.60%
Average interest-earning assets to average interest- bearing liabilities			132.77%			130.13%			119.72%

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

	2007 Compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)

Interest and dividend income:
Loans	$1,522	$393	$1,915
Securities	131	50	181
Other interest-earning assets	(261)	62	(199)
Total interest-earning assets	1,392	505	1,897

Interest expense:
Deposits	11	(1,031)	(1,020)
Borrowings	(570)	107	(463)
Total interest-bearing liabilities	(559)	(924)	(1,483)
Net change in interest income	$833	$(419)	$414

Net Interest Income. Net interest income for the year ended December 31, 2007 was $10.3 million, compared to $9.9 million for year December 31, 2006, an increase of 4.2%.  The increase in net interest income is due to the increase in interest-earning assets, partially offset by increased expense from borrowings utilized to fund the year’s asset growth and increased rates paid on interest-bearing deposits.  The yield on interest-earning assets increased to 6.21% in 2007 from 5.97% in 2006, an increase of 24 basis points.  The cost of interest-bearing liabilities increased to 3.52% in 2007 from 3.00% in 2006, an increase of 52 basis points.  The net interest margin decreased to 3.55% for 2007 from 3.67% in 2006, down 12 basis points.

Provision for Loan Losses.  The loan loss provision for the years ended December 31, 2007 and December 31, 2006 was $426,000 and $120,000, respectively.  The provision was increased primarily due to the growth in the loan portfolio, changes in the composition of the loan portfolio including the increase in commercial mortgages and changes in general economic conditions including the slowing economy and falling housing prices.

Non-Interest Income.  The following table shows the components of non-interest income and the percentage changes from year to year.

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Customer service fees	$1,839	$1,593	15.4%
FHLB pre-payment penalties	-	(367)	-
Bank-owned life insurance	392	75	422.7
Other	88	150	(41.3)
Total	$2,319	$1,451	59.8%

Non-interest income for 2007 totaled $2.3 million, an increase of $868,000, or 59.8%, compared to 2006.  FHLB pre-payment penalties during 2006 resulted in lower non-interest income for 2006 as compared to 2007.  Excluding the debt pre-payment expense, the increase in non-interest income is primarily due to the higher income earned on checking accounts and on bank-owned life insurance.

Index

Non-Interest Expense.  The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	2007	2006	% Change
	(Dollars in thousands)

Salaries and employee benefits	$6,171	$5,414	14.0%
Occupancy and equipment, net	1,282	1,235	3.8
Data processing	1,004	1,022	(1.8)
Professional fees	563	387	45.5
Marketing	1,085	797	36.1
Contribution to NewportFed Charitable Foundation….	-	3,614	(100.0)
All other	729	769	(5.2)
Total	$10,834	$13,238	(18.2)%
Efficiency ratio (1)	85.90%	84.94%	0.96%
_____________
(1)	Computed as total non-interest expense minus the expense related to the contribution to the NewportFed Charitable Foundation divided by the sum of net interest income and non-interest income.

Total non-interest expenses for 2007 decreased to $10.8 million from $13.2 million for 2006, a decrease of 18.2%.  The higher non-interest expense reported in the 2006 period is primarily due to the $3.6 million donation payment to the NewportFed Charitable Foundation.  Additionally, non-interest expenses increased due to increases in salaries and employee benefits, resulting from ESOP and stock compensation expense, and professional fees due to increased costs associated with being a public company and with the Company’s implementation of the provisions of the Sarbanes-Oxley Act of 2002.  Marketing costs increased as a result of a stronger marketing focus for the Bank and its deposit products during 2007.

Income Tax Expense.  The income tax expense for 2007 was $596,000 compared to an income tax benefit of $371,000 for 2006.  The effective tax rates were 44.1% and (18.3%) in 2007 and 2006, respectively.  The lower-than-expected tax benefit rate in 2006 relates to the limited deduction of the contribution of $3.6 million to the charitable foundation.  The effective tax rate in 2007 includes the non-deductible compensation expense recorded for a portion of the incentive stock options, which was principally offset by non-taxable BOLI income.

The deferred tax assets applicable to loss carry forwards relating to the deduction for the donation to the charitable foundation are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carry forward period.  Newport Bancorp had previously recognized a valuation allowance of $464,000 against the deferred tax asset related to this loss carry forward at December 31, 2006. This valuation allowance is assessed quarterly for recoverability.  Based upon management’s assessment, the valuation allowance increased by $28,000 during the year ended December 31, 2007.

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

Index

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

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans:
Real estate—mortgage:
One- to four-family	$–	$–	$–	$78	$238
Commercial	908	–	–	–	–
Total	908	–	–	78	238

Accruing loans past due 90 days or more	–	–	–	–	–
Total nonperforming loans	908	–	–	78	238
Real estate owned	–	–	–	–	190
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$908	$–	$–	$78	$428

Total nonperforming loans to total loans	0.31%	0.00%	0.00%	0.04%	0.12%
Total nonperforming loans to total assets	0.25%	0.00%	0.00%	0.03%	0.10%
Total nonperforming assets to total assets	0.25%	0.00%	0.00%	0.03%	0.18%

Federal regulations require the Newport Federal to review and classify the Bank’s assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When the Bank classifies an asset as substandard or doubtful, the asset is assessed for impairment, and we establish a specific allowance for loan losses when appropriate.  If Newport Federal classifies an asset as loss, it is charged off at an amount equal to 100% of the portion of the asset-classified loss.

Index

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

Special mention assets	$–	$–	$–
Substandard assets	908	–	–
Doubtful assets	–	–	–
Loss assets	–	–	–
Total classified assets	$908	$–	$–

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)

Real estate – mortgage:
One- to four-family	$468	$82	$59	$–	$586	$–
Commercial	–	76	295	–	–	–
Consumer	–	7	–	–	–	–
Total	$468	$165	$354	$–	$586	$–
Delinquent loans to total loans	0.16%	0.06%	0.14%	0.00%	0.25%	0.00%

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  Newport Federal evaluates the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although the Bank determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Specific Valuation Allowance on Identified Impaired Loans.  Newport Federal identifies loans that may need to be charged off as a loss, or need a specific reserve in accordance with SFAS 114, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.  All identified impaired loans are reviewed to assess the borrower’s inability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

General Valuation Allowance on the Remainder of the Loan Portfolio.  Newport Federal establishes a general allowance for loans that are not problem loans, to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category.  The percentages are adjusted for significant changes in factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

Index

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

At December 31, 2007, the allowance for loan losses represented 0.8% of total loans.  No portion of the allowance was allocated to impaired loans at December 31, 2007.  The allowance for loan losses increased from $1,973,000 at December 31, 2006, to $2,399,000 at December 31, 2007, or 21.6%.  At December 31, 2006, the allowance for loan losses represented 0.76% of total loans.  The increase in 2007, was primarily due to the growth, changes in the composition of the loan portfolio and changes in general economic conditions. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio and the increase in the percentage used to calculate the allowance on such loans due to general economic conditions.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—Mortgage:
One- to four-family	$835	34.80%	57.08%	$787	39.89%	60.67%
Multi-family	137	5.71	3.20	121	6.13	3.61
Commercial	1,115	46.48	25.95	749	37.96	22.21
Home equity loans and lines	170	7.09	10.44	241	12.22	11.28
Construction	136	5.67	3.18	61	3.09	1.80

Other consumer	6	0.25	0.15	14	0.71	0.43
Total allowance for loan losses	$2,399	100.00%	100.00%	$1,973	100.00%	100.00%

	At December 31,
	2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate—Mortgage:	(Dollars in thousands)
One- to four-family	$912	49.22%	64.90%	$776	46.89%	62.96%	$720	47.65%	62.61%
Multi-family	81	4.37	2.87	65	3.93	2.65	45	2.98	2.00
Commercial	573	30.92	20.33	520	31.42	21.20	506	33.49	22.19
Home equity loans and lines	234	12.63	10.02	192	11.60	9.01	153	10.13	7.80
Construction	38	2.05	1.34	86	5.19	3.53	72	4.76	4.72
Other consumer	15	0.81	0.54	16	0.97	0.65	15	0.99	0.68
Total allowance for loan losses..	$1,853	100.00%	100.00%	$1,655	100.00%	100.00%	$1,511	100.00%	100.00%

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar in thousands)

Balance at beginning of period	$1,973	$1,853	$1,655	$1,511	$1,482
Provision for loan losses	426	120	198	144	36
Charge offs:
Real estate–Mortgage:
One- to four-family	–	–	–	–	–
Non-residential	–	–	–	–	–
Consumer loans	–	–	–	–	7
Total charge-offs	–	–	–	–	7

Recoveries:
Real estate–mortgage:
One- to four-family	–	–	–	–	–
Non-residential	–	–	–	–	–
Consumer loans	–	–	–	–	–
Total recoveries	–	–	–	–	–
Net charge-offs (recoveries)	–	–	–	–	7

Balance at end of period	$2,399	$1,973	$1,853	$1,655	$1,511

Net charge-offs to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%	0.00%

Qualitative Aspects of Market Risk.  The Company’s most significant form of market risk is interest rate risk.  Newport Bancorp manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of our earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Newport Bancorp’s strategy for managing interest rate risk emphasizes:  adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale investment securities.

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

Index

The following table presents the change in the net portfolio value at September 30, 2007 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at December 31, 2007 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$30,034	$-17,765	-37	9.77%	-472
200	35,922	-11,877	-25	11.41%	-308
100	42,062	-5,737	-12	13.04%	-144
50	45,047	-2,752	-6	13.81%	-68
0	47,799	0	-	14.49%	-
(50)	50,172	2,373	5	15.05%	+56
(100)	52,059	4,259	9	15.48%	+99
(200)	54,212	6,413	13	15.90%	+141

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

The table below sets forth, as of November 30, 2007, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Bank expects that it’s percentage change in estimated net interest income over the next 12 months and from months 13-24 at December 31, 2007 is consistent with the table below.

Index

	% Change in Estimated	% Change in Estimated
	Net Interest Income Over	Net Interest Income Over
	the Next 12 Months	Months 13-24
200 basis point increase in rates	(0.1)%	2.1%
Flat interest rates	0.0%	1.0%
200 basis point decrease in rates	(1.6)%	(10.1)%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 0.1% over a 12-month horizon, and 2.1% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 (BP) and an increase in money market rates of 150 basis points.  These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The estimated change in net interest income from the flat rate scenario for a 200 basis point parallel decline in the level of interest rates is a decrease of 1.6% over the 12 month horizon and 10.1% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 30-50 BP, savings rates decreasing 20-33 BP and a decrease in money market rates of 100 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

The table below shows Newport Bancorp’s interest sensitivity gap position at December 31, 2007, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 26%, 32% and 10%, respectively.

Index

	Repricing Gap as of December 31, 2007

		More than	More than	More than
	Up to	One Year to	Two Years	Three Years	More than
	One Year	Two Years	to Three Years	to Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$28,732	$17,579	$14,979	$24,746	$210,359	$296,395
Securities	6,966	-	-	1,606	29,280	37,852
Short-term investments	59	-	-	-	-	59

Total interest-earning assets	35,757	17,579	14,979	26,352	239,639	334,306

Interest-bearing liabilities:
Savings deposits	5,193	4,154	3,323	2,659	10,634	25,963
Money market deposits	5,753	4,602	3,682	2,945	11,781	28,763
Interest-bearing demand deposits	5,612	4,490	3,592	2,873	11,494	28,061
Certificates of deposits	76,058	1,707	1,189	382	-	79,336
Borrowings	12,809	11,642	9,500	4,290	67,115	105,356

Total interest-bearing liabilities	105,425	26,595	21,286	13,149	101,024	267,479

Interest rate sensitivity gap	$(69,668)	$(9,016)	$(6,307)	$13,203	$138,615	$66,827

Interest rate sensitivity gap as of total assets	(19.28%)	(2.50%)	(1.75%)	3.65%	38.37%

Cum. interest rate sensitivity gap	$(69,668)	$(78,684)	$(84,991)	$(71,788)	$66,827

Cum. interest rate sensitivity gap as a % of total assets	(19.28%)	(21.78%)	(23.53%)	(19.87%)	18.50%

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

The most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on the operating, financing, lending and investing activities during any given period.  At December

Index

31, 2007, cash and cash equivalents totaled $6.7 million.  Securities classified as available for sale and whose market value exceeds their cost provide an additional source of liquidity.   Securities classified as available for sale totaled $7.0 million at December 31, 2007.  In addition, at December 31, 2007, which is the most recent date for which information is available, we had the ability to borrow a total of approximately $26.0 million from the Federal Home Loan Bank of Boston.  On December 31, 2007, we had $80.4 million of advances outstanding.

At December 31, 2007, the Bank had $27.0 million in loan commitments outstanding, which consisted of $4.8 million of real estate loan commitments, $14.9 million in unused home equity lines of credit, $4.5 million in construction loan commitments and $2.8 million in commercial lines of credit commitments.  Certificates of deposit due within one year of December 31, 2007 totaled $76.1 million, or 95.9% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007.  The Bank believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank.  Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Resources.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2007, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Newport Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2007. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the NewportFed Bancorp, including Newport Federal Savings Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on

Index

this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer.  The Code of Ethics is posted on the Company’s Internet Web site at www.newportfederal.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	437,900	$12.53	49,934

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Newport Bancorp, Inc. (1)
3.2	Bylaws of Newport Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (1)
10.1	Supplemental Executive Retirement Plan* (3)
10.2	Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement, as Amended* (1)
10.3	Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy and Proposed Amendment* (1)
10.4	Amendment to the Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy* (3)
10.5	Employment Agreement between Newport Bancorp, Inc. and Kevin M. McCarthy* (3)
10.6	Employment Agreement between Newport Federal Savings Bank and Nino Moscardi and Proposed Amendment* (1)
10.7	Amendment to the Employment Agreement between Newport Federal Savings Bank and Nino Moscardi* (3)
10.8	Employment Agreement between Newport Bancorp, Inc. and Nino Moscardi* (3)
10.9	Employment Agreement between Newport Federal Savings Bank and Ray Gilmore and Proposed Amendment* (1)
10.10	Amendment to the Employment Agreement between Newport Federal Savings Bank and Ray Gilmore* (3)
10.11	Employment Agreement between Newport Bancorp, Inc. and Bruce A. Walsh* (3)
10.12	Change in Control Agreement between Newport Federal Savings Bank and Bruce A. Walsh* (3)
10.13	Change in Control Agreement between Newport Federal Savings Bank and Carol R. Silven* (3)
10.14	Change in Control Agreement between Newport Federal Savings Bank and Paul F. Nardone* (3)
10.15	Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Carol R. Silven, Kevin M. McCarthy, Nino Moscardi, Bruce A. Walsh and Ray D. Gilmore, II *(5)
10.16	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Bruce A. Walsh *(5)
10.17
Supplemental Director Retirement Agreements between Newport Federal Savings Bank and Peter W. Rector, William R. Harvey, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, John N. Conti, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon *(5)

10.18
Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon *(5)

21.0	List of Subsidiaries (4)
23.0	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Index

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on for the quarter ended December 14, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(4)	Incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

	By:	/s/ Kevin M. McCarthy
Date: March 20, 2008		Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer,	March 24, 2008
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and Chief	March 24, 2008
Bruce A. Walsh	Financial Officer
(principal accounting and financial officer)

/s/ John N. Conti	Director	March 24, 2008
John N. Conti

/s/ Peter T. Crowley	Director	March 24, 2008
Peter T. Crowley

/s/ William R. Harvey	Director	March 24, 2008
William R. Harvey

/s/ Michael J. Hayes	Director	March 24, 2008
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 24, 2008
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 24, 2008
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 24, 2008
Robert S. Lazar

Index

/s/ Arthur P. Macauley	Director	March 24, 2008
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 24, 2008
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 24, 2008
Kathleen A. Nealon

/s/ Michael S. Pinto	Director	March 24, 2008
Michael S. Pinto

/s/ Alicia S. Quirk	Director	March 24, 2008
Alicia S. Quirk

/s/ Peter W. Rector	Director	March 24, 2008
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	March 24, 2008
Barbara Saccucci Radebach

Index

NEWPORT BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-42

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors
Newport Bancorp, Inc.
Newport, Rhode Island

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
March  20, 2008

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS
	2007	2006
	(In Thousands, Except Share Data)

Cash and due from banks	$6,646	$3,705
Short-term investments	59	3,567
Cash and cash equivalents	6,705	7,272

Securities available for sale, at fair value	6,966	6,614
Securities held to maturity, at amortized cost	30,886	1,922
Federal Home Loan Bank stock, at cost	4,163	2,390
Loans	295,483	258,739
Allowance for loan losses	(2,399)	(1,973)
Loans, net	293,084	256,766

Premises and equipment, net	5,849	6,099
Accrued interest receivable	1,269	1,027
Net deferred tax asset	2,313	1,851
Bank-owned life insurance	9,274	5,382
Other assets	750	1,121

Total assets	$361,259	$290,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$193,285	$192,974
Short-term borrowings	5,809	2,500
Long-term borrowings	99,547	31,950
Accrued expenses and other liabilities	3,666	3,040
Total liabilities	302,307	230,464

Commitments and contingencies (Notes 5, 11 and 12)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,023	47,258
Retained earnings	17,234	16,477

Unearned compensation (971,265 and 364,250 shares at December 31, 2007 and 2006, respectively)	(5,548)	(3,643)
Treasury stock (213,660 shares at December 31, 2007)	(2,655)	-
Accumulated other comprehensive loss	(151)	(161)
Total stockholders' equity	58,952	59,980

Total liabilities and stockholders' equity	$361,259	$290,444

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands, Except Per Share Data)
Interest and dividend income:
Loans	$17,195	$15,280
Securities	567	386
Federal Home Loan Bank stock	177	181
Other interest-earning assets	49	244
Total interest and dividend income	17,988	16,091

Interest expense:
Deposits	4,888	3,868
Short-term borrowings	349	371
Long-term borrowings	2,457	1,972
Total interest expense	7,694	6,211

Net interest income	10,294	9,880
Provision for loan losses	426	120
Net interest income, after provision for loan losses	9,868	9,760

Non-interest income:
Customer service fees	1,839	1,593
Federal Home Loan Bank pre-payment penalties	-	(367)
Bank-owned life insurance	392	75
Miscellaneous	88	150
Total non-interest income	2,319	1,451

Non-interest expenses:
Salaries and employee benefits	6,171	5,414
Occupancy and equipment	1,282	1,235
Data processing	1,004	1,022
Professional fees	563	387
Marketing	1,085	797
Contribution to NewportFed Charitable Foundation	-	3,614
Other general and administrative	729	769
Total non-interest expenses	10,834	13,238

Income (loss) before income taxes	1,353	(2,027)

Provision (benefit) for income taxes	596	(371)

Net income (loss)	$757	$(1,656)

Weighted average shares outstanding:
Basic	4,481,203	N/A
Diluted	4,481,203	N/A
Earnings per share:
Basic	$0.17	N/A
Diluted	0.17	N/A

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional				Other
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Total
	(Dollars in Thousands)

Balance at December 31, 2005	-	$-	$-	$18,133	$-	$-	$(149)	$17,984
Comprehensive loss:
Net loss	-	-	-	(1,656)	-	-	-	(1,656)
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(12)	(12)
Total comprehensive loss								(1,668)
Issuance of common stock for initial public stock offering, net of expenses of $1,573,000	4,516,990	45	43,552	-	-	-	-	43,597
Issuance of common stock to NewportFed
Charitable Foundation	361,359	4	3,610	-	-	-	-	3,614
Common stock purchased by ESOP (390,268 shares)	-	-	-	-	(3,903)	-	-	(3,903)
Release of ESOP shares (26,018 shares)	-	-	96	-	260	-	-	356

Balance at December 31, 2006	4,878,349	49	47,258	16,477	(3,643)	-	(161)	$59,980
Comprehensive income:
Net income	-	-	-	757	-	-	-	757
Net unrealized gain on securities available for sale	-	-	-	-	-	-	10	10
Total comprehensive income								767
Issuance of common stock in connection with equity incentive plan (437,900 shares)	-	-	2,445	-	(2,445)	-	-	-
Stock-based compensation - restricted stock (195,133 shares)	-	-	-	-	279	-	-	279
Stock-based compensation - options	-	-	241	-	-	-	-	241
Release of ESOP shares (26,018 shares)	-	-	79	-	261	-	-	340
Purchase of treasury shares (213,660 shares)	-	-	-	-	-	(2,655)	-	(2,655)
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)

Cash flows from operating activities:
Net income (loss)	$757	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	426	120
Accretion of securities	(23)	(17)
Amortization of net deferred loan fees	(159)	(123)
Depreciation and amortization of premises and equipment	619	619
Stock-based compensation and ESOP allocation	860	356
Deferred income tax benefit	(462)	(1,112)
Income from bank-owned life insurance	(392)	(75)
Contribution of common stock to NewportFed Charitable Foundation	-	3,614
Net change in:
Accrued interest receivable	(242)	(118)
Other assets	371	55
Accrued expenses and other liabilities	626	1,341
Net cash provided by operating activities	2,381	3,004

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	-	3,000
Purchase of held-to-maturity securities	(29,421)	-
Reinvested dividends on mutual funds	(342)	(292)
Principal payments received on securities held to maturity	480	387
Purchase of bank-owned life insurance	(3,500)	(3,500)
Redemption (purchase) of Federal Home Loan Bank stock	(1,773)	650
Loan originations, net of principal payments	(36,585)	(24,587)
Additions to premises and equipment	(369)	(718)
Net cash used by investing activities	(71,510)	(25,060)

(continued)

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)

Cash flows from financing activities:
Net increase in deposits	311	393
Net increase (decrease) in borrowings with maturities of three months or less	3,309	(3,733)
Proceeds from borrowings with maturities in excess of three months	70,500	-
Repayment of borrowings with maturities in excess of three months	(2,903)	(11,940)
Net proceeds from common stock offering	-	43,597
Common stock purchased by ESOP	-	(3,903)
Purchase of treasury stock	(2,655)	-
Net cash provided by financing activities	68,562	24,414

Net change in cash and cash equivalents	(567)	2,358

Cash and cash equivalents at beginning of year	7,272	4,914

Cash and cash equivalents at end of year	$6,705	$7,272

Supplementary information:
Interest paid on deposit accounts	$4,943	$3,048
Interest paid on short-term borrowings	339	375
Interest paid on long-term borrowings	2,215	2,037
Income taxes paid, net of refunds	954	826

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

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

Stock Conversion

On July 6, 2006, in accordance with a Plan of Conversion, Newport Federal Savings Bank (the “Bank”), a federally chartered mutual savings bank, was reorganized into a federally-chartered stock savings bank under the operation of a stock holding company, Newport Bancorp, Inc. (the “Company”) which issued an aggregate of 4,878,349 shares of common stock, at an offering price of $10 per share.  The net proceeds from the stock offering, net of offering expenses of $1,573,000, amounted to $43,597,000.

In connection with the Conversion, the Company established and funded the NewportFed Charitable Foundation (the “Foundation”) with 361,359 shares of the Company’s common stock resulting in recognition of expense in the third quarter of 2006 based on the $10 per share offering price.  The Charitable Foundation will make grants and donations to non-profit and community groups and projects located within the Company’s market areas.

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

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Marketing Costs

Marketing costs are expensed as incurred.

Pension Plan

It is the Company’s policy to fund pension costs in the year of accrual.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) (revised 2004) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Statement requires the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  SFAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the Statement.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the year ended December 31, 2007.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The Company converted to a stock company on July 6, 2006, resulting in shares outstanding for a period less than twelve months during the year ended December 31, 2006.  Earnings per share for the three-month period ended December 31, 2006 can be found in Note 16 to the consolidated financial statements.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the retained earnings section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.  There is no tax benefit available on the unrealized losses on the securities available for sale as the losses represent capital losses for which the Company has no capital gain history to offset such losses.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  This Statement was adopted on January 1, 2007 and did not have an impact on the Company’s consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  This Statement is effective for the Company on January 1, 2008, with a general deferral for non-financial assets and liabilities to January 1, 2009.  The Company is in the process of evaluating the impact on the consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.  This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  This EITF was adopted on January 1, 2008, resulting in a decrease to retained earnings in the amount of $61,000.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  This statement is not expected to have a material impact on the Company’s consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements (concluded)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for the Company’s 2009 fiscal year and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2007 and 2006, these reserve balances amounted to $2,904,000 and $3,624,000, respectively.

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2007

Securities Available for Sale

Mutual funds - bond funds	$7,117	$-	$(151)	$6,966

Securities Held to Maturity

Mortgage-backed securities	$30,886	$3	$(138)	$30,751

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2006

Securities Available for Sale

Mutual funds - bond funds	$6,775	$-	$(161)	$6,614

Securities Held to Maturity

Mortgage-backed securities	$1,922	$2	$(55)	$1,869

Mortgage-backed securities consist of participation certificates guaranteed by government-sponsored enterprises such as the Federal National Mortgage Association and the Government National Mortgage Association.

At December 31, 2007, mortgage-backed securities with a fair value of $29,124,000 were pledged to secure repurchase agreements (see Note 8).

There were no sales of securities for the years ended December 31, 2007 and 2006.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
December 31, 2007

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$151	$6,966

Securities Held to Maturity
Mortgage-backed securities	105	29,124	33	1,571

Total temporarily impaired securities	$105	$29,124	$184	$8,537

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In Thousands)
December 31, 2006

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$161	$6,614

Securities Held to Maturity
Mortgage-backed securities	-	-	55	1,799

Total temporarily impaired securities	$-	$-	$216	$8,413

At December 31, 2007, three mutual funds and two mortgage-backed securities had aggregate gross unrealized losses of 0.8% from the Company’s total amortized cost.  Management evaluates securities for other-than-temporary impairment on a quarterly basis.  The mutual funds with unrealized losses for a period of greater than twelve months had aggregate depreciation of less than 2.1% from the Company’s cost basis.  None of the funds have been downgraded, and none of the funds have reduced or eliminated the dividend payments.  The Company has determined that these unrealized losses relate primarily to the changes in short-term interest rates and as short-term interest rates decline, the value of the funds will increase.  The Company has the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of the fair value, as short-term rates decline in the future.  The effective duration of these funds range from 0.7 years to 1.5 years.  Standard & Poor’s assigns these funds a “AAA” credit quality rating (the highest credit rating possible).  The Company has reviewed the financial condition of the issuers and has determined that none of the declines are other than temporary.

The Company has the intent and ability to hold all of its mortgage-backed securities until maturity, and no declines are deemed to be other than temporary.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2007	2006
	(In Thousands)
Mortgage loans:
One-to-four family residential	$169,179	$157,448
Multi-family residential	9,494	9,360
Commercial	76,919	57,650
Equity loans and lines of credit	30,934	29,275
Construction	9,427	4,685
	295,953	258,418
Personal installment	442	1,112
Total loans	296,395	259,530

Less: Allowance for loan losses	(2,399)	(1,973)
Net deferred loan fees	(912)	(791)

Loans, net	$293,084	$256,766

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006
	(In Thousands)

Balance at beginning of year	$1,973	$1,853
Provision for loan losses	426	120

Balance at end of year	$2,399	$1,973

At December 31, 2007, non-accrual and impaired loans amounted to $908,000 and there was no valuation allowance allocated to impaired loans.  For the year ended December 31, 2007, the average recorded investment in impaired loans amounted to $326,000.  The Bank recognized no interest income on impaired loans during the period that they were impaired.  There were no non-accrual or impaired loans at or during the year ended December 31, 2006.  At December 31, 2007 and 2006, there were no loans greater than ninety days past due and still accruing interest.

There were no additional funds committed to be advanced in connection with impaired loans.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (concluded)

Loans sold and serviced for others amounted to $15,231,000 and $18,789,000 at December 31, 2007 and 2006, respectively, which includes $5,072,000 and $5,861,000 of loans sold with recourse provisions to the FHLB of Boston.  When a realized loss on foreclosure occurs, losses will be borne in priority order by the borrower, PMI insurance, FHLB of Boston and the Bank.  At December 31, 2007 and 2006 and until the loans are paid off, the maximum contingent liability to the Bank associated with these loans as determined by the FHLB of Boston is $61,000.

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2007	2006	Useful Life
	(In Thousands)

Land	$538	$538	-
Building and improvements	5,180	5,169	20-40 years
Leasehold improvements	1,272	1,267	10-20 years
Furniture, fixtures and equipment	2,977	3,282	3-10 years
Construction in progress	348	254
	10,315	10,510
Less accumulated depreciation and amortization	(4,466)	(4,411)

	$5,849	$6,099

Depreciation and amortization expense for each of the years ended December 31, 2007 and 2006 amounted to $619,000.

Construction in progress primarily represents costs incurred to date in connection with proposed new branches in Portsmouth, RI, and Stonington, CT, and renovations to the main office in Newport, RI.  On December 29, 2005, the Bank entered into an agreement to purchase property for the Portsmouth branch in the amount of $2,250,000, of which $80,000 has been paid as of December 31, 2007 and $2,170,000 was paid in connection with the closing on January 10, 2008.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2007	2006
	(In Thousands)

NOW and demand	$59,223	$58,288
Money market deposits	28,763	21,356
Regular	25,963	30,499
Total non-certificate accounts	113,949	110,143

Term deposit certificates	79,336	82,831

Total deposits	$193,285	$192,974

The aggregate amount of time deposit accounts with balances over $100,000 amounted to $23,916,000 and $25,648,000 at December 31, 2007 and 2006, respectively.

A summary of certificate accounts is as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Maturing in:
2007	$-	-%	$77,603	4.60%
2008	76,058	4.41	3,288	2.91
2009	1,707	3.08	960	3.54
2010	1,189	4.17	770	4.78
2011	183	3.73	210	3.66
Thereafter	199	3.20	-	-

	$79,336	4.37%	$82,831	4.52%

7.	SHORT-TERM BORROWINGS

Short-term borrowings consist of Federal Home Loan Bank of Boston (“FHLB”) advances of $5,809,000 and $2,500,000 maturing within one year at a weighted average rate of 4.41% and 5.58% at December 31, 2007 and 2006, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHORT-TERM BORROWINGS (concluded)

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2007 and 2006, this line of credit amounted to $3,000,000, of which $1,809,000 was outstanding and is included in short-term borrowings at December 31, 2007.  There were no amounts outstanding at December 31, 2006.

8.	LONG-TERM BORROWINGS

FHLB Advances

Long-term borrowings include the following FHLB advances:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Fixed-rate advances maturing:
2007	$-	-%	$2,320	4.64%
2008	7,000	5.78	7,000	5.78
2009	11,642	4.96	3,019	3.79
2010	9,500	5.16	2,500	5.47
2011	4,290	5.53	2,359	5.69
2012	14,615	4.75	5,752	5.00
Thereafter*	27,500	4.07	9,000	4.59

	$74,547	4.72%	$31,950	5.00%

* Includes advances callable within one year aggregating $21,500,000 with a weighted average rate of 4.10% at December 31, 2007.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  At December 31, 2007 and 2006, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $143,520,000 and $132,661,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM BORROWINGS (concluded)

Repurchase Agreement

During 2007, the Company entered into a repurchase agreement for $25,000,000 at a rate of 3.36%, subject to downward adjustment if 3-month LIBOR is greater than 5.05%.  This agreement matures on November 29, 2012, and is callable on February 29, 2008 and each quarter thereafter.  The agreement is secured by government-sponsored enterprise obligations.  The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Securities pledged to secure this agreement have a carrying value of $29,804,000 and a fair market value of $29,124,000 at December 31, 2007.

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006
	(In Thousands)
Current tax provision:
Federal	$821	$575
State	237	166
	1,058	741
Deferred tax benefit:
Federal	(389)	(1,223)
State	(101)	(353)
	(490)	(1,576)

Change in valuation allowance	28	464
	(462)	(1,112)

Total tax provision (benefit)	$596	$(371)

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2007	2006

Statutory rate	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.7	(5.9)
Establishment of valuation allowance	2.1	22.9
Officers' life insurance	(9.7)	(1.3)
Stock-based compensation and ESOP Plan	9.2	-
Other	1.8	-

Effective tax rates	44.1%	(18.3)%

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax asset:
Federal	$2,336	$2,036
State	679	592
	3,015	2,628

Deferred tax liability:
Federal	(164)	(253)
State	(46)	(60)
	(210)	(313)

Valuation allowance	(492)	(464)
	(702)	(777)

Net deferred tax asset	$2,313	$1,851

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2007	2006
	(In Thousands)

Allowance for loan losses	$804	$634
Depreciation and amortization	(57)	(160)
Net deferred loan fees	351	300
Charitable contribution carryover	1,268	1,364
Stock options and awards	177	-
Employee benefit plans	246	156
Other, net	16	21
	2,805	2,315
Valuation allowance	(492)	(464)

Deferred tax asset	$2,313	$1,851

The Company has a charitable contribution carryforward in the amount of $3,175,000 which will expire in 2011, if not fully utilized.  The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $492,000 and $464,000 was required for the years ended December 31, 2007 and 2006, respectively, due to the possible limitation of the charitable contribution.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it was subject.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

As of December 31, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2007

Total capital to risk weighted assets	$41,152	16.9%	$19,476	8.0%	$24,345	10.0%

Tier 1 capital to risk weighted assets	38,814	15.9	9,738	4.0	14,607	6.0

Tier 1 capital to adjusted total assets	38,814	10.8	10,814	3.0	18,024	5.0

Tangible capital to adjusted total assets	38,814	10.8	5,407	1.5	N/A	N/A

December 31, 2006

Total capital to risk weighted assets	$39,391	19.5%	$16,193	8.0%	$20,242	10.0%

Tier 1 capital to risk weighted assets	37,479	18.5	8,097	4.0	12,145	6.0

Tier 1 capital to adjusted total assets	37,479	13.0	8,682	3.0	14,471	5.0

Tangible capital to adjusted total assets	37,479	13.0	4,341	1.5	N/A	N/A

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHLDERS’ EQUITY (concluded)

Other Capital Restrictions

Federal banking regulations place certain restrictions on dividends paid, stock repurchases and other transactions charged to the capital accounts of the Bank.  Capital distributions in the form of dividends paid to the Bank’s stockholder for any one year may not exceed the Bank’s net income for the year to date plus the Bank’s retained earnings for the preceding two years, without regulatory approval.  Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2007, the Bank’s retained net income available for the payment of dividends was $2,039,000.  Accordingly, $36,774,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007.  Funds available for loans or advances by the Bank to the Company amounted to $2,022,000.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Conversion, the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.  At December 31, 2007, the balance remaining in the liquidation account amounted to $15,808,000.

Share Repurchase Plan

On July 16, 2007, the Company announced the approval of its stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.  At December 31, 2007, the Company had purchased 213,660 shares under the stock repurchase program, leaving 30,257 shares available for possible future repurchases. In addition, on February 19, 2008, the Company announced the commencement of another stock repurchase program to acquire up to 231,721 shares, or 5% of the Company’s outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank is a participant in the defined benefit plan of the Financial Institutions Retirement Fund.  The Plan is a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank.  Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one consecutive twelve-month period, beginning with such employee’s date of employment, automatically becomes a participant in the Plan.  Participants become vested after completion of five years of service measured from their date of hire.  Pension expense under this Plan amounted to $318,000 and $467,000 for the years ended December 31, 2007 and 2006, respectively.

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws.  Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan.  The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%.  The Bank’s total contribution for the years ended December 31, 2007 and 2006 amounted to $222,000 and $194,000, respectively.

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance.  The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee.  Incentive compensation expense for the years ended December 31, 2007 and 2006 amounted to $322,000 and $304,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank adopted a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan.  The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements.  The related expense for the years ended December 31, 2007 and 2006 amounted to $180,000 and $102,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Supplemental Executive and Director Retirement Plans (concluded)

In addition, the Bank adopted a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan.  The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2007 and 2006 amounted to $45,000 and $26,000, respectively.

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company.  The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  No liability has been recognized on the consolidated balance sheet for such death benefits.  In September 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  As a result, effective January 1, 2008, the Company will be required to recognize a liability for future death benefits, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption.  See Note 1 – Recent Accounting Pronouncements.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (continued)

At December 31, 2007, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending
December 31,	Amount
(In Thousands)

2008	$159
2009	172
2010	186
2011	201
2012	218
Thereafter	2,532

$3,468

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Cash dividends paid on allocated shares can be distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares are used to repay the outstanding debt of the ESOP.

The fair value of unallocated ESOP shares at December 31, 2007 is $3,991,000.

Shares held by the ESOP include the following at December 31, 2007:

	Years Ended December 31,
	2007	2006

Allocated	26,018	-
Committed to be allocated	26,018	26,018
Unallocated	338,232	364,250

Ending balance	390,268	390,268

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total compensation expense recognized in connection with the ESOP was $340,000 and $356,000 for the years ended December 31, 2007 and 2006, respectively.

Stock Compensation Plans

In accordance with the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), approved by shareholders on August 16, 2007, the Company awarded 437,900 stock options and 195,133 shares of restricted stock to eligible participants on October 1, 2007.  The exercise price of the options and the fair value of the stock at the date of grant was $12.53 per share.  The 2007 Plan provides for total awards of 487,834 stock options and 195,133 shares of restricted stock, leaving 49,934 stock options available for future awards.  The exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant.  Options granted under the 2007 Plan vest over five years and expire no later than ten years from the date of grant.  Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2007.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

Expected volatility (1)	28%
Expected option term (2)	6.5 years
Interest rate (risk free) (3)	4.31%
Expected annual dividend yield (4)	0%

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)
Stock Compensation Plans (continued)

(1)	The expected volatility for each grant is determined based on the review of the experience of peer companies who are similar in size. The volatility is calculated over the expected term of the grant.

(2)	The expected term for each grant is determined using the average of the mathematical mean of the vesting period and the full term of the option rather than estimating based on historical experience.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table presents the activity for the 2007 Plan as of December 31, 2007:

					Non-Vested
	Stock Options Outstanding				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value

Balance at December 31, 2006	-	$-	-		-	$-
Granted	437,900	12.53	9.75		195,133	12.53
Vesting of restricted stock Cancelled (forfeited and expired)	-	-			-	-

Balance at December 31, 2007	437,900	$12.53	9.75	$-	195,133	$12.53

Options vested or expected to vest at December 31, 2007	437,900	$12.53	9.75	-

Options exercisable at
December 31, 2007	-	-	9.75	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.80 as of December 31, 2007 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of December 31, 2007.  The weighted-average grant-date fair values of options granted during the year ended December 31, 2007 was $4.82.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Stock Compensation Plans (concluded)

The shares of common stock underlying any awards that are forfeited, cancelled or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

For the year ended December 31, 2007, the Company recognized compensation cost of $241,000 for stock options with a related tax benefit of $27,000, and $279,000 for restricted stock awards with a related tax benefit of $111,000.  The Company is employing an accelerated method of expense recognition for options and restricted stock awards.  The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2008	2009	2010	2011	2012	Total
	(In Thousands)

Stock option	$858	$489	$295	$164	$63	$1,869
Restricted stock	994	566	342	189	73	2,164

	$1,852	$1,055	$637	$353	$136	$4,033

12.	OTHER COMMITMENTS AND CONTINGENCIES

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

OTHER COMMITMENTS AND CONTINGENCIES (continued)
Loan Commitments (concluded)

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
	(In Thousands)

Commitments to grant loans	$4,778	$1,276
Unadvanced funds on equity lines of credit	14,934	15,450
Unadvanced funds on construction loans	4,482	2,466
Unadvanced funds on commercial lines of credit	2,771	2,467

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

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to banking premises, future minimum rent commitments are as follows:

Year Ending
December 31,	Amount
(In Thousands)

2008	$99
2009	102
2010	102
2011	63
2012	37
Thereafter	481

$884

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (concluded)
Operating Lease Commitments (concluded)
The leases contain options to extend for periods from five to fifty years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2007 and 2006 amounted to $97,000 and $90,000, respectively.

Employment and Change in Control Agreements

The Company and the Bank have entered into employment agreements with certain executive officers which provide for a specific salary and continuation of benefits in the event the executive is terminated without cause.  However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.  The agreements also provide for a lump sum severance payment, subject to certain conditions, following a “change in control” as defined in the agreement.  In addition, the Bank has entered into change in control agreements with certain other executive officers which provide for a lump sum severance payment, subject to certain conditions.

Other Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial position.

13.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates.  Activity is as follows:

	Years Ended December 31,
	2007	2006
	(In Thousands)

Balance at beginning of year	$5,608	$4,426
Originations	1,013	2,133
Payments and change in status	(814)	(951)

Balance at end of year	$5,807	$5,608

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities:  Fair values are based on quoted market prices.

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

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$6,705	$6,705	$7,272	$7,272
Securities available for sale	6,966	6,966	6,614	6,614
Securities held to maturity	30,886	30,751	1,922	1,869
FHLB stock	4,163	4,163	2,390	2,390
Loans, net	293,084	292,229	256,766	256,020
Accrued interest receivable	1,269	1,269	1,027	1,027

Financial liabilities:
Deposits	193,285	194,078	192,974	193,802
Short-term borrowings	5,809	5,809	2,500	2,500
Long-term borrowings	99,547	99,896	31,950	31,662
Accrued interest payable	1,350	1,350	1,153	1,153

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2007	2006
	(In Thousands)
ASSETS
Cash and cash equivalents due from subsidiary	$15,554	$17,859
Investment in common stock of subsidiary	38,813	37,478
Loan to Newport Federal Savings Bank ESOP	3,468	3,614
Net deferred tax asset	776	900
Other assets	429	134
Total assets	$59,040	$59,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$88	$5
Stockholders' equity	58,952	59,980

Total liabilities and stockholders' equity	$59,040	$59,985

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

	For the	July 6, 2006
	Year Ended	Through
	December 31,	December 31,
STATEMENTS OF OPERATIONS	2007	2006
	(In Thousands)
Income:
Interest and fees on loans	$298	$157
Interest on cash and cash equivalents	50	-
Total income	348	157

Non-interest expenses:
Salaries and employee benefits	391	225
Professional fees	194	51
Contribution to NewportFed Charitable Foundation	-	3,614
Other general and administrative	61	4
Total non-interest expenses	646	3,894

Loss before income taxes and equity in undistributed net income of subsidiary	(298)	(3,737)

Applicable income tax benefit	(69)	(1,028)
	(229)	(2,709)
Equity in undistributed net income of subsidiary	986	1,053

Net income (loss)	$757	$(1,656)

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	For the	July 6, 2006
	Year Ended	Through
	December 31,	December 31,
STATEMENT OF CASH FLOWS	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$757	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed net income of subsidiary	(986)	(1,053)
Contribution to NewportFed Charitable Foundation	-	3,614
Loan to ESOP	-	(3,903)
Repayment of ESOP loan	146	289
Stock-based compensation	28	-
Repayment of stock-based compensation by subsidiary	493	-
Deferred income tax (benefit) provision	124	(900)
Increase in other assets	(295)	(134)
Increase in other liabilities	83	5
Net cash provided (used) by operating activities	350	(3,738)

Cash flows from investing activities:
Investment in subsidiary	-	(22,000)
Net cash used by investing activities	-	(22,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	43,597
Treasury stock purchased	(2,655)	-
Net cash provided (used) by financing activities	(2,655)	43,597

Net change in cash and cash equivalents	(2,305)	17,859

Cash and cash equivalents at beginning of period	17,859	-

Cash and cash equivalents at end of period	$15,554	$17,859

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006

	Fourth	Third	Second	First	Fourth	Third		Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter
	(In Thousands, Except Per Share Data)

Interest and dividend income	$4,864	$4,536	$4,367	$4,221	$4,182	$4,245		$3,998	$3,666
Interest expense	2,203	1,930	1,896	1,665	1,514	1,398		1,767	1,532

Net interest income	2,661	2,606	2,471	2,556	2,668	2,847		2,231	2,134
Provision for loan losses	140	126	47	113	38	50		12	20

Net interest income, after provision for loan losses	2,521	2,480	2,424	2,443	2,630	2,797		2,219	2,114
Non-interest income	582	584	598	555	531	125		406	389
Non-interest expenses	3,096	2,627	2,524	2,587	2,335	6,123	(1)	2,312	2,468

Income (loss) before income taxes	7	437	498	411	826	(3,201		313	35
Provision (benefit) for income taxes	54	176	214	152	358	(855		116	10
Net income (loss)	$(47)	$261	$284	$259	$468	$(2,346		$197	$25

Earnings (loss) per common share:
Basic and diluted	$(0.01)	$0.06	$0.06	$0.06	$0.10	N/A		N/A	N/A

(1) Includes $3,614 contribution to Newport Charitable Foundation.