Form 10-Q
period 2008-03-31
Newport Bancorp Inc
filed 2008-05-15
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒                        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                        No ☒

As of May 8, 2008 the registrant had 4,534,982 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$6,244	$6,646
Short-term investments	9,919	59
Cash and cash equivalents	16,163	6,705

Securities available for sale, at fair value	7,038	6,966
Securities held to maturity, at amortized cost	30,144	30,886
Federal Home Loan Bank stock, at cost	4,944	4,163
Loans	305,848	295,483
Allowance for loan losses	(2,503)	(2,399)
Loans, net	303,345	293,084
Premises and equipment, net	8,114	5,849
Accrued interest receivable	1,241	1,269
Net deferred tax asset	2,454	2,313
Bank-owned life insurance	9,610	9,274
Other assets	588	750
Total assets	$383,641	$361,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$206,989	$193,285
Short-term borrowings	-	5,809
Long-term borrowings	115,397	99,547
Accrued expenses and other liabilities	2,935	3,666
Total liabilities	325,321	302,307
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,278	50,023
Retained earnings	17,246	17,234
Unearned compensation (526,861 and 533,365 shares at
March 31, 2008 and December 31, 2007, respectively)	(5,204)	(5,548)
Treasury stock, at cost (314,617 and 213,660 shares at
March 31, 2008 and December 31, 2007, respectively)	(3,889)	(2,655)
Accumulated other comprehensive loss	(160)	(151)
Total stockholders’ equity	58,320	58,952
Total liabilities and stockholders’ equity	$383,641	$361,259

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,632	$4,064
Securities	491	104
Federal Home Loan Bank stock	58	41
Other interest-earning assets	40	12
Total interest and dividend income	5,221	4,221

Interest expense:
Deposits	1,189	1,144
Short-term borrowings	28	123
Long-term borrowings	1,152	398
Total interest expense	2,369	1,665

Net interest income	2,852	2,556
Provision for loan losses	111	113

Net interest income, after provision for loan losses	2,741	2,443

Non-interest income:
Customer service fees	433	437
Bank-owned life insurance	101	95
Miscellaneous	25	23
Total non-interest income	559	555

Non-interest expenses:
Salaries and employee benefits	2,005	1,438
Occupancy and equipment, net	332	313
Data processing	262	268
Professional fees	113	121
Marketing	225	270
Other general and administrative	183	177
Total non-interest expenses	3,120	2,587

Income before income taxes	180	411

Provision for income taxes	106	152

Net income	$74	$259

Weighted-average shares outstanding:
Basic	4,282,128	4,516,339
Diluted	4,282,128	4,516,339

Earnings per share:
Basic	$.02	$.06
Diluted	$.02	$.06

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Equity

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$-	$(161)	$59,980
Comprehensive income:
Net income	-	-	-	259	-	-	-	259
Net unrealized loss on securities available for sale	-	-	-	-	-	-	9	9
Total comprehensive income	-	-	-	-	-	-	-	268
ESOP shares committed to be released (19,513 shares)	-	-	25	-	66	-	-	91
Balance at March 31, 2007	4,878,349	$49	$47,283	$16,736	$(3,577)	$-	$(152)	$60,339

Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive income:
Net income	-	-	-	74	-	-	-	74
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(9)	(9)
Total comprehensive income	-	-	-	-	-	-	-	65
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	279	-	-	279
Stock-based compensation – options	-	-	241	-	-	-	-	241
Purchase of treasury shares
(100,957 shares)	-	-	-	-	-	(1,234)	-	(1,234)
ESOP shares committed to be released (6,504 shares)	-	-	14	-	65	-	-	79
Balance at March 31, 2008	4,878,349	$49	$50,278	$17,246	$(5,204)	$(3,889)	$(160)	$58,320

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2008	2007
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$74	$259
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	111	113
Accretion of securities	(34)	(4)
Amortization of net deferred loan fees	(63)	(38)
Depreciation and amortization of premises and equipment	143	154
Stock-based compensation and ESOP allocation	599	91
Deferred income tax benefit	(141)	(51)
Income from bank-owned life insurance	(101)	(95)
Net change in:
Accrued interest receivable	28	(68)
Other assets, net	(866)	(391)
Net cash used by operating activities	(250)	(30)

Cash flows from investing activities:
Reinvested dividends on mutual funds	(81)	(84)
Principal payments received on securities held to maturity	776	77
Purchase of bank-owned life insurance	-	(3,500)
Purchase of Federal Home Loan Bank stock	(781)	(163)
Loan originations, net of principal payments	(10,309)	(8,541)
Additions to premises and equipment	(2,408)	(72)
Net cash used by investing activities	(12,803)	(12,283)

Cash flows from financing activities:
Net increase in deposits	13,704	2,309
Net increase (decrease) in borrowings with maturities of three months or less	(5,809)	12,500
Proceeds from borrowings with maturities in excess of three months	22,000	-
Repayment of borrowings with maturities in excess of three months	(6,150)	(1,249)
Purchase of treasury stock	(1,234)	-
Net cash provided by financing activities	22,511	13,560

Net change in cash and cash equivalents	9,458	1,247
Cash and cash equivalents at beginning of period	6,705	7,272
Cash and cash equivalents at end of period	$16,163	$8,519

Supplementary information:
Interest paid on deposit accounts	$1,456	$1,116
Interest paid on short-term borrowings	39	113
Interest paid on long-term borrowings	1,139	403
Income taxes paid, net of refunds	308	254

See accompanying notes to unaudited consolidated financial statements.

 NEWPORT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank” or “Newport Federal”).  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – COMMITMENTS

Outstanding loan commitments totaled $32.0 million at March 31, 2008, as compared to $27.0 million as of December 31, 2007.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Newport Federal entered into a purchase and sale agreement on December 29, 2005 to acquire land for use as a new branch location in Portsmouth, Rhode Island.  The $2.3 million purchase of the Portsmouth property closed on January 10, 2008.  On November, 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut, on which the Bank plans to construct a new branch.  This agreement is subject to the Bank receiving the necessary governmental approvals, among other conditions, to open the branch.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the year ended December 31, 2007.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2008.

NOTE 4 – STOCK REPURCHASE PLAN

On July 16, 2007, the Company announced the approval by its Board of Directors of a stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.  The initial repurchase program was completed on January 31, 2008.  In addition, on February 19, 2008, the Company announced the commencement of a second stock repurchase program to acquire up to 231,721 shares, or 5% of the Company’s outstanding common stock.   Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  As of May 8, 2008, the Company had purchased 100,050 shares under the second stock repurchase program, at an average cost of $12.40 per share.

NOTE 5 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debit and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

The Company does not measure any liabilities at fair value.  The Company’s assets measured at fair value are grouped in the Level 1 category because the valuation technique used is from quoted daily prices in an actively traded market.

At March 31, 2008, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	March 31, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
		(Dollars in thousands)
Securities available for sale	$7,038	$-	$-	$7,038

NOTE 6 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The result of adopting this EITF on January 1, 2008 was a decrease to retained earnings in the amount of $62,000.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2007 Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2007 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be its critical accounting policies.  The Company’s critical accounting policies have not changed since December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

 Total assets at March 31, 2008 were $383.6 million, an increase of $22.4 million, or 6.2%, compared to $361.3 million at December 31, 2007.  The asset growth was primarily concentrated in the loan portfolio and in short-term investments.  The percentage of gross loans to total assets decreased slightly to 79.72% at March 31, 2008, compared to 81.79% at December 31, 2007.

Cash and cash equivalents increased by $9.5 million, or 141.1% to a balance of $16.2 million at March 31, 2008 from $6.7 million at December 31, 2007.   Customer deposit balances increased at the end of the March 31, 2008 period resulting in excess funds, which were invested in an overnight FHLB account.

The net loan portfolio increased by $10.3 million, or 3.5%, during the first three months of 2008.  The increase was principally a result of growth in residential mortgages (an increase of $5.1 million or 2.8%) and commercial real estate mortgages (an increase of $6.1 million or 8.0%).

Deposits increased $13.7 million from $193.3 million at December 31, 2007 to $207.0 million at March 31, 2008.  Deposit growth was focused primarily in NOW/demand deposit accounts (an increase of $10.1 million or 17.1%), money market accounts (an increase of $2.7 million or 9.4%) and time deposit accounts (an increase of $1.6 million or 2.0%), offset in part by a decrease in savings accounts (a decrease of $717,000 or 2.8%).  The promotion of the Company’s new high-interest earning rewards checking account is responsible for most of the increase in the NOW/demand deposit category.  Time deposits represented 39.1% of the Company’s total deposit balances at March 31, 2008, compared to 41.0% at December 31, 2007.

Borrowings, consisting of FHLB advances and a $25.0 million repurchase agreement, increased $10.0 million, or 9.5%, to $115.4 million at March 31, 2008, compared to an outstanding balance of $105.4 million at December 31, 2007.   These borrowings were used to help fund the Bank’s loan originations during the first three months of 2008.

Total stockholders’ equity was $58.3 million as of March 31, 2008, a decrease of $632,000, or 1.1%, when compared to the balance at December 31, 2007.  The decrease was primarily attributable to stock repurchases under the Company’s stock repurchase plan, offset by net income and stock-based compensation costs.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General.  Net income decreased by $185,000, or 71.4%, to $74,000 for the three months ended March 31, 2008 compared to $259,000 for the three months ended March 31, 2007.  The decrease was primarily due to increases in total non-interest expenses, including a $520,000 increase in stock-based compensation expense associated with option grants and restricted stock awards recorded in the first quarter of 2008.

Net Interest Income.  Net interest income for the three months ended March 31, 2008 was $2.9 million, which was $296,000, or 11.6%, more than net interest income of $2.6 million for the three months ended March 31, 2007.  The increase of $1.0 million, or 23.7%, in interest and dividend income exceeded the increase of $704,000, or 42.3%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$295,298	$4,632	6.27%	$260,424	$4,064	6.24%
Securities	37,617	491	5.22	8,516	104	4.88
Other interest-earning assets	11,039	98	3.55	6,144	53	3.45
Total interest-earning assets	343,954	5,221	6.07	275,084	4,221	6.14

Bank-owned life insurance	9,427			8,761
Noninterest-earning assets	17,565			13,196
Total assets	$370,946			$297,041

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,120	90	1.24	$25,489	19	0.30
Savings accounts	25,316	20	0.32	30,887	25	0.32
Money market accounts	31,386	259	3.30	20,464	139	2.72
Certificates of deposit	79,595	820	4.12	85,274	961	4.51
Total interest-bearing deposits	165,417	1,189	2.88	162,114	1,144	2.82

Borrowings	113,598	1,180	4.16	41,695	521	5.00
Total interest-bearing liabilities	279,015	2,369	3.40	203,809	1,665	3.27

Demand deposits	30,398			30,729
Noninterest-bearing liabilities	2,667			2,180
Total liabilities	312,080			236,718

Stockholders’ equity	58,866			60,323
Total liabilities and stockholders’ equity	$370,946			$297,041

Net interest income		$2,852			$2,556
Interest rate spread			2.67%			2.87%
Net interest margin			3.32%			3.72%
Average interest-earning assets to average interest-bearing liabilities			123.27%			134.97%

Total interest and dividend income increased 23.7% to $5.2 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007 primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 14.0% to $4.6 million for the three months ended March 31, 2008 from $4.1 million for the three months ended March 31, 2007 due to an increase in the average balance of loans and an increase in the yield earned on loans.  Average loans increased 13.4% to $295.3 million for the three months ended March 31, 2008 from $260.4 million for the three months ended March 31, 2007 and the yield earned on loans increased from 6.24% for the three months ended March 31, 2007 to 6.27% for the three months ended March 31, 2008.  Interest earned on securities totaled $491,000 for the three months ended

March 31, 2008 compared to $104,000 for the three months ended March 31, 2007 due to an increase in the yield earned on securities to 5.22%, coupled with the increase in average balance of securities to $37.6 million for the three months ended March 31, 2008 compared to $8.5 million for the three months ended March 31, 2007.  The increase in interest and dividend income earned on securities was due to the increase in the average balance of securities, particularly the increase in the balance of mortgage-backed securities, which earned a higher yield.  Interest earned on other-interest earning assets increased to $98,000 for the three months ended March 31, 2008 compared to $53,000 for the three months ended March 31, 2007 due to an increase in the average balance and in the average yield to 3.55% from 3.45%.

Total interest expense increased $704,000 to $2.4 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007 primarily due to an increase in the average balance of money market accounts of $10.9 million to $31.4 million from $20.5 million and an increase in the cost of total interest-bearing deposits to 2.88% from 2.82%.  The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit and savings accounts declined for the three months ended March 31, 2008. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings increased 126% to $1.2 million for the three months ended March 31, 2008 from $521,000 for the three months ended March 31, 2007 due to an increase in the average balance of $71.9 million to $113.6 million from $41.7 million, offset by a decrease in the cost from 5.00% to 4.16%.  During the fourth quarter of 2007, the Company entered into a repurchase agreement for $25.0 million, which contributed to the increase in the average balance of borrowings for 2008 compared to the first three months of 2007. Additionally, $22 million of low-cost borrowings were purchased from the FHLB during 2008 to help fund asset growth.

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

	For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
	Increase (Decrease) Due to

	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$547	$21	$568
Securities	379	8	387
Other interest-earning assets	43	2	45
Total interest-earning assets	969	31	1,000

Interest Expense:
Deposits	24	21	45
Borrowings	730	(71)	659
Total interest-bearing liabilities	754	(50)	704
Net change in interest income	$215	$81	$296

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$2,399	$1,973
Provision for loan losses	111	113
Total charge-offs	(7)	–
Total recoveries	–	–
Balance at end of period	$2,503	$2,086

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provision decreased slightly for the three months ended March 31, 2008, when compared to March 31, 2007.  There were no changes in the methodology of calculating the provision from the first quarter of 2007 through the first quarter of 2008. The percentage used to calculate the required reserves for residential mortgages was consistent for the periods. The percentage used to calculate the required reserve for other loans was increased in the first quarter of 2007 due to concerns about the economy, larger loans and concentrations of credit, which resulted in a higher provision during that quarter. The Company has no exposure to subprime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)

Nonaccrual loans:
Real estate – mortgage:
One- to four-family	$-	$-	$278
Commercial	908	908	-
Total nonperforming assets	$908	$908	$278
Total non-performing loans to total loans	0.30%	0.31%	0.10%
Total non-performing loans to total assets	0.24	0.25	0.09
Total non-performing assets to total assets	0.24	0.25	0.09

Nonaccrual loans increased by $630,000 from March 31, 2007 to March 31, 2008.  The two loans on nonaccrual status at March 31, 2007 were brought current in April 2007 and are performing in accordance with their contractual terms.  At March 31, 2008, nonaccrual and impaired loans amounted to $908,000 and there was no valuation allowance allocated to impaired loans.  The $908,000 of nonaccrual loans consists of two commercial loans to the same borrower.  In management’s opinion, these loans are well secured by collateral sufficient to cover all principal and interest due under the loan agreements.  There were no restructured loans included in nonaccrual loans in either period end balances.

Non-interest Income.  Income earned from customer service fees decreased slightly by $4,000, or 0.9%, to $433,000 for the three months ended March 31, 2008, primarily due to rebating customer’s ATM charges as an incentive for satisfying the requirements of the rewards checking account product launched in the fourth quarter of 2007.  The income related to bank-owned life insurance (BOLI) increased by $6,000, or 6.3%, in the first quarter of 2008 when compared to the same period in 2007, as a result of the increase in cash values of the life insurance policies.

Non-interest Expense.  Salaries and employee benefits expense increased 39.4% or $567,000 to $2.0 million for the three months ended March 31, 2008, primarily due to $520,000 of stock-based compensation expenses associated with option grants and restricted stock awards recorded in the first quarter of 2008.  No stock-based compensation awards were granted until the fourth quarter of 2007. Occupancy and equipment increased $19,000 due to an increase in general repairs and utility costs during the first three months of 2008.  Professional fees decreased $8,000 due to a decrease in legal costs.  Marketing fees decreased $45,000 for the three months ended March 31, 2008 primarily due to the strategic redeployment of the financial resources devoted to marketing into less costly media outlets, the assumption of media placement on an in-house rather than out-sourced basis, and less reliance on third-party vendors, generally.  All other expense increased slightly to $183,000 for the three months ended March 31, 2008 from $177,000 for the three months ended March 31, 2007.

Income Taxes. The provision for income tax expense for the three months ended March 31, 2008 was $106,000 compared to $152,000 for the three months ended March 31, 2007 due to substantially lower income before taxes of $180,000 for the three months ended March 31, 2008 compared to $411,000 for the three months ended March 31, 2007.  The effective tax rate for the first quarter of 2008 was 59.0%, versus 37.0% for the 2007 period.  The percentage of non-taxable income to income before taxes was higher for the three months ended March 31, 2007 as compared to the three months ended March 31, 2008, resulting in a higher effective tax rate for the first quarter of 2008. The effective tax rate in 2008 includes the non-deductible compensation expense recorded for a portion of the incentive stock options, which was partially offset by non-taxable BOLI income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $16.2 million.  Securities classified as available for sale provide additional sources of liquidity.  On March 31, 2008, we had $90.4 million of borrowings outstanding with the Federal Home Loan Bank of Boston.   At March 31, 2008 we had the ability to borrow an additional $17.2 million from the Federal Home Loan Bank of Boston.

At March 31, 2008, we had $32.0 million in loan commitments outstanding, which consisted of $9.6 million of real estate loan commitments, $14.9 million in unused home equity lines of credit, $4.4 million in construction loan commitments and $3.1 million in commercial lines of credit commitments.  Certificates of deposit due within one year of March 31, 2008 totaled $77.6 million, or 95.8% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2007 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2008 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$33,795	$-15,388	-31%	9.70%	-351
200	39,310	-9,874	-20	11.02	-218
100	44,762	-4,422	-9	12.27	-94
50	47,145	-2,038	-4	12.78	-42
0	49,184	-	-	13.21	-
(50)	50,543	1,359	3	13.46	25
(100)	51,463	2,279	5	13.60	40
(200)	51,842	2,659	5	13.54	33

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

Item 4T.                 Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                 Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2007 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 2008	30,257	$11.83	30,257	-
February 2008	25,300	12.54	25,300	206,421
March 2008	45,400	12.32	45,400	161,021
Total	100,957	$12.23	100,957

(1)
On July 16, 2007, Newport Bancorp, Inc. announced the commencement of a stock repurchase program to acquire up to 243,917 shares, or 5%, of the Company’s outstanding common stock, which was completed on January 31, 2008.  In addition, on February 19, 2008, the Company announced the commencement of another stock repurchase program to acquire up to 231,721 shares, or 5% of the Company’s outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

Item 3.                    Defaults Upon Senior Securities.

Not applicable

Item 4.                    Submission Of Matters to a Vote of Security Holders.

Not applicable

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: May 15, 2008	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer