Form 10-Q
period 2008-06-30
Newport Bancorp Inc
filed 2008-08-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐                    No ☒

As of August 7, 2008 the registrant had 4,402,111 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$8,482	$6,646
Short-term investments	13,357	59
Cash and cash equivalents	21,839	6,705

Securities available for sale, at fair value	6,836	6,966
Securities held to maturity, at amortized cost	29,362	30,886
Federal Home Loan Bank stock, at cost	4,944	4,163
Loans	317,660	295,483
Allowance for loan losses	(2,622)	(2,399)
Loans, net	315,038	293,084
Premises and equipment, net	8,378	5,849
Accrued interest receivable	1,302	1,269
Net deferred tax asset	2,596	2,313
Bank-owned life insurance	9,711	9,274
Other assets	499	750
Total assets	$400,505	$361,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$225,311	$193,285
Short-term borrowings	-	5,809
Long-term borrowings	114,246	99,547
Accrued expenses and other liabilities	3,913	3,666
Total liabilities	343,470	302,307
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,533	50,023
Retained earnings	17,408	17,234
Unearned compensation (520,356 and 533,365 shares at
June 30, 2008 and December 31, 2007, respectively)	(4,860)	(5,548)
Treasury stock, at cost (455,867 and 213,660 shares at
June 30, 2008 and December 31, 2007, respectively)	(5,662)	(2,655)
Accumulated other comprehensive loss	(433)	(151)
Total stockholders’ equity	57,035	58,952
Total liabilities and stockholders’ equity	$400,505	$361,259

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,847	$4,217	$9,479	$8,281
Securities	484	105	975	209
Federal Home Loan Bank stock	47	40	105	81
Other interest-earning assets	24	5	64	17
Total interest and dividend income	5,402	4,367	10,623	8,588

Interest expense
Deposits	1,176	1,277	2,365	2,421
Short-term borrowings	-	157	28	280
Long-term borrowings	1,142	462	2,294	860
Total interest expense	2,318	1,896	4,687	3,561

Net interest income	3,084	2,471	5,936	5,027
Provision for loan losses	115	47	226	160

Net interest income, after provision for loan losses	2,969	2,424	5,710	4,867

Non-interest income:
Customer service fees	470	478	903	915
Bank-owned life insurance	101	96	202	191
Miscellaneous	25	24	50	47
Total non-interest income	596	598	1,155	1,153

Non-interest expenses:
Salaries and employee benefits	1,970	1,384	3,975	2,822
Occupancy and equipment, net	326	312	658	625
Data processing	255	239	517	507
Professional fees	157	144	270	265
Marketing	327	271	552	541
Other general and administrative	200	174	383	351
Total non-interest expenses	3,235	2,524	6,355	5,111

Income before income taxes	330	498	510	909

Provision for income taxes	168	214	274	366

Net income	$162	$284	$236	$543

Weighted-average shares outstanding:
Basic	4,189,622	4,522,844	4,235,875	4,519,591
Diluted	4,189,622	4,522,844	4,235,875	4,519,591

Earnings per share:
Basic	$.04	$.06	$.06	$.12
Diluted	$.04	$.06	$.06	$.12

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Equity

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$-	$(161)	$59,980
Comprehensive income:
Net income	-	-	-	543	-	-	-	543
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(21)	(21)
Total comprehensive income								522
ESOP shares committed to be released (13,009 shares)	-	-	49	-	131	-	-	180
Balance at June 30, 2007	4,878,349	$49	$47,307	$17,020	$(3,512)	$-	$(182)	$60,682

Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive loss:
Net income	-	-	-	236	-	-	-	236
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(282)	(282)
Total comprehensive loss								(46)
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	558	-	-	558
Stock-based compensation – options	-	-	482	-	-	-	-	482
Purchase of treasury shares (242,207 shares)	-	-	-	-	-	(3,007)	-	(3,007)
ESOP shares committed to be released (13,009 shares)	-	-	28	-	130	-	-	158
Balance at June 30, 2008	4,878,349	$49	$50,533	$17,408	$(4,860)	$(5,662)	$(433)	$57,035

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2008	2007
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$236	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	226	160
Accretion of securities	(75)	(8)
Amortization of net deferred loan fees	(151)	(67)
Depreciation and amortization of premises and equipment	294	314
Stock-based compensation and ESOP allocation	1,198	180
Deferred income tax benefit	(283)	(74)
Income from bank-owned life insurance	(202)	(191)
Net change in:
Accrued interest receivable	(33)	(88)
Other, net	201	(229)
Net cash provided by operating activities	1,411	540

Cash flows from investing activities:
Reinvested dividends on mutual funds	(152)	(169)
Principal payments received on securities held to maturity	1,599	153
Purchase of bank-owned life insurance	-	(3,500)
Purchase of Federal Home Loan Bank stock	(781)	(494)
Loan originations, net of principal payments	(22,029)	(13,169)
Additions to premises and equipment	(2,823)	(189)
Net cash used by investing activities	(24,186)	(17,368)

Cash flows from financing activities:
Net increase in deposits	32,026	3,650
Net increase (decrease) in borrowings with maturities of three months or less	(5,809)	4,500
Proceeds from borrowings with maturities in excess of three months	22,000	14,000
Repayment of borrowings with maturities in excess of three months	(7,301)	(2,501)
Purchase of treasury stock	(3,007)	-
Net cash provided by financing activities	37,909	19,649

Net change in cash and cash equivalents	15,134	2,821
Cash and cash equivalents at beginning of period	6,705	7,272
Cash and cash equivalents at end of period	$21,839	$10,093

Supplementary information:
Interest paid on deposit accounts	$2,387	$2,601
Interest paid on short-term borrowings	39	275
Interest paid on long-term borrowings	2,283	834
Income taxes paid, net of refunds	708	654

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – COMMITMENTS

Outstanding loan commitments totaled $27.7 million at June 30, 2008, as compared to $27.0 million as of December 31, 2007.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On January 10, 2008, Newport Federal purchased land for use as a new branch location in Portsmouth, Rhode Island for $2.3 million.  In June 2008, the Bank entered into a $2.8 million construction contract to perform general construction services to build a new branch on the Portsmouth site, of which $2.7 million is outstanding at June 30, 2008.

On November 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut, on which the Bank plans to construct a new branch.  This agreement is subject to the Bank receiving the necessary governmental approvals, among other conditions, to open the branch.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the six months ended June 30, 2008.

NOTE 4 – STOCK REPURCHASE PLAN

On July 16, 2007, the Company announced the approval by its Board of Directors of a stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.  The initial repurchase program was completed on January 31, 2008.  In addition, on February 19, 2008, the Company announced the commencement of a second stock repurchase program to acquire up to 231,721 shares, or 5% of the Company’s outstanding common stock.  On July 3, 2008, the Company announced it had completed the second stock repurchase program, acquiring 231,721 shares at an average cost of $12.45 per share.  On July 25, 2008, the Company announced the approval by its Board of Directors of a stock repurchase program to acquire up to 440,270 shares, or 10%, of its outstanding common stock.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

The Company does not measure any liabilities at fair value.  The Company’s assets measured at fair value are grouped in the Level 1 category because the valuation technique used is from quoted daily prices in an actively traded market and the Level 2 category because the valuation technique used is from quoted prices in markets that are not active.

At June 30, 2008, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	June 30, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)
Securities available for sale	$2,517	$4,319	$-	$6,836

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2007 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be its critical accounting policies.  The Company’s critical accounting policies have changed since December 31, 2007 to also include the evaluation of securities for other- than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

 Total assets at June 30, 2008 were $400.5 million, an increase of $39.2 million, or 10.9%, compared to $361.3 million at December 31, 2007.  The asset growth was primarily concentrated in the loan portfolio and in short-term investments.  The percentage of gross loans to total assets decreased to 79.3% at June 30, 2008, compared to 81.8% at December 31, 2007.

Cash and cash equivalents increased by $15.1 million, or 225.7%, to a balance of $21.8 million at June 30, 2008 from $6.7 million at December 31, 2007.   Customer deposit balances increased during the quarter ended June 30, 2008 resulting in funds invested in an overnight FHLB account.

The net loan portfolio increased by $22.0 million, or 7.5%, during the first six months of 2008.  The increase was principally a result of growth in residential mortgages (an increase of $17.4 million or 9.8%) and commercial real estate mortgages (an increase of $5.0 million or 6.5%).

Deposits increased $32.0 million from $193.3 million at December 31, 2007 to $225.3 million at June 30, 2008.  Deposit growth was focused primarily in NOW/demand deposit accounts (an increase of $18.8 million or 31.8%), money market accounts (an increase of $10.6 million or 37.0%) and time deposit accounts (an increase of $3.0 million or 3.8%), offset in part by a decrease in savings accounts (a decrease of $453,000 or 1.7%).  The promotion of the Company’s new high-interest earning rewards checking account is responsible for a majority of the increase in the NOW/demand deposit category.  Time deposits represented 36.5% of the Company’s total deposit balances at June 30, 2008, compared to 41.0% at December 31, 2007.

Borrowings, consisting of FHLB advances and a $25.0 million repurchase agreement, increased $8.9 million, or 8.4%, to $114.2 million at June 30, 2008, compared to an outstanding balance of $105.4 million at December 31, 2007.   These borrowings were used to help fund the Bank’s loan originations during the first six months of 2008.

Total stockholders’ equity was $57.0 million at June 30, 2008, a decrease of $1.9 million, or 3.3%, when compared to the balance at December 31, 2007.  The decrease was primarily attributable to stock repurchases under the Company’s stock repurchase plan and an increase in the unrealized loss on securities available for sale, offset in part by net income and stock-based compensation costs.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

General.  Net income decreased by $122,000, or 43.0%, to $162,000 for the three months ended June 30, 2008, compared to $284,000 for the three months ended June 30, 2007.  The decrease was primarily due to an increase in total non-interest expenses, including a $520,000 increase in stock-based compensation expense associated with option grants and restricted stock awards recorded in the second quarter of 2008, offset by an increase in net interest income.

Net income decreased by $307,000, or 56.5%, to $236,000 for the six months ended June 30, 2008, compared to $543,000 for the six months ended June 30, 2007.  The decrease was primarily due to an increase in total non-interest expenses, including a total of $1.0 million increase in stock-based compensation expense associated with option grants and restricted stock awards recorded during the first six months of 2008, offset by an increase in net interest income.

Net Interest Income.  Net interest income for the three months ended June 30, 2008 was $3.1 million, which was $613,000, or 24.8%, more than net interest income of $2.5 million for the three months ended June 30, 2007.  The increase of $1.0 million, or 23.7%, in interest and dividend income exceeded the increase of $422,000, or 22.3%, in total interest expense.

Net interest income for the six months ended June 30, 2008 was $5.9 million, which was $909,000, or 18.1%, more than net interest income of $5.0 million for the six months ended June 30, 2007.  The increase of $2.0 million, or 23.7%, in interest and dividend income exceeded the increase of $1.1 million, or 31.6%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$309,259	$4,847	6.27%	$267,171	$4,217	6.31%
Securities	36,908	484	5.25	8,550	105	4.91
Other interest-earning assets	10,421	71	2.73	6,859	45	2.62
Total interest-earning assets	356,588	5,402	6.06	282,580	4,367	6.18

Bank-owned life insurance	9,645			9,010
Noninterest-earning assets	17,935			13,264
Total assets	$384,168			$304,854

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,590	199	2.06	$26,786	18	0.27
Savings accounts	25,250	20	0.32	29,562	23	0.31
Money market accounts	31,748	221	2.78	20,148	212	4.21
Certificates of deposit	81,527	736	3.61	87,351	1,024	4.69
Total interest-bearing deposits	177,115	1,176	2.66	163,847	1,277	3.12

Borrowings	114,801	1,142	3.98	47,065	619	5.26
Total interest-bearing liabilities	291,916	2,318	3.18	210,912	1,896	3.60

Demand deposits	31,460			31,063
Noninterest-bearing liabilities	2,424			2,117
Total liabilities	325,800			244,092

Stockholders’ equity	58,368			60,762
Total liabilities and stockholders’ equity	$384,168			$304,854

Net interest income		$3,084			$2,471
Interest rate spread			2.88%			2.59%
Net interest margin			3.46%			3.50%
Average interest-earning assets to average interest-bearing liabilities			122.15%			133.98%

Total interest and dividend income increased 23.7% to $5.4 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007, primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 14.9% to $4.8 million for the three months ended June 30, 2008 from $4.2 million for the three months ended June 30, 2007, due to an increase in the average balance of loans.  Average loans increased 15.8% to $309.3 million for the three months ended June 30, 2008 from $267.2 million for the three months ended June 30, 2007, while the yield earned on loans decreased from 6.31% for the three months ended June 30, 2007 to 6.27% for the three months ended June 30, 2008.  Interest earned on securities totaled $484,000 for the three months ended June 30, 2008, compared to $105,000 for the three months ended June 30, 2007, due to an increase in the yield earned on securities to 5.25%, coupled with the increase in average balance of securities to $36.9 million for the three months ended June 30, 2008, compared to $8.6 million for the three months ended June 30, 2007.  The increase in interest and dividend income earned on securities was due to the increase in the average balance of securities, particularly the increase in the balance of mortgage-backed securities, which earned a higher yield.  Interest earned on other-interest earning assets increased to $71,000 for the three months ended June 30, 2008, compared to $45,000 for the three months ended June 30, 2007, due to an increase in the average balance and in the average yield to 2.73% from 2.62%.

Total interest expense increased $422,000 to $2.3 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007, primarily due to an increase in the average balance of money market accounts of $11.6 million to $31.7 million from $20.1 million, and due to the increase in the average balance of interest-bearing demand deposits of $11.8 million to $38.6 million from $26.8 million.  The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit and savings accounts declined for the three months ended June 30, 2008. The average cost of interest bearing demand deposits increased by 179 basis points due to the new high-interest rewards checking product. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings increased 84.5% to $1.1 million for the three months ended June 30, 2008 from $619,000 for the three months ended June 30, 2007, due to an increase in the average balance of $67.7 million to $114.8 million from $47.1 million, offset by a decrease in the cost from 5.26% to 3.98%.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$302,278	$9,479	6.27%	$263,816	$8,281	6.28%
Securities	37,263	975	5.23	8,533	209	4.90
Other interest-earning assets	10,730	169	3.15	6,504	98	3.01
Total interest-earning assets	350,271	10,623	6.07	278,853	8,588	6.16

Bank-owned life insurance	9,536			8,886
Noninterest-earning assets	17,750			13,230
Total assets	$377,557			$300,969

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,855	289	1.71	$26,141	37	0.28
Savings accounts	25,283	41	0.32	30,221	48	0.32
Money market accounts	31,567	480	3.04	20,305	351	3.46
Certificates of deposit	80,561	1,555	3.86	86,318	1,985	4.60
Total interest-bearing deposits	171,266	2,365	2.76	162,985	2,421	2.97

Borrowings	114,200	2,322	4.07	44,395	1,140	5.14
Total interest-bearing liabilities	285,466	4,687	3.28	207,380	3,561	3.43

Demand deposits	30,929			30,897
Noninterest-bearing liabilities	2,545			2,148
Total liabilities	318,940			240,425

Stockholders’ equity	58,617			60,544
Total liabilities and stockholders’ equity	$377,557			$300,969

Net interest income		$5,936			$5,027
Interest rate spread			2.79%			2.73%
Net interest margin			3.39%			3.61%
Average interest-earning assets to average interest-bearing liabilities			122.70%			134.46%

Total interest and dividend income increased 23.7% to $10.6 million for the six months ended June 30, 2008 from $8.6 million for the six months ended June 30, 2007 primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 14.5% to $9.5 million for the six months ended June 30, 2008 from $8.3 million for the six months ended June 30, 2007 due to an increase in the average balance of loans.  Average loans increased 14.6% to $302.3 million for the six months ended June 30, 2008 from $263.8 million for the six months ended June 30, 2007, as the yield earned on loans decreased slightly from 6.28% for the six months ended June 30, 2007 to 6.27% for the six months ended June 30, 2008.  Interest earned on securities totaled $975,000 for the six months ended June 30, 2008 compared to $209,000 for the six months ended June 30, 2007 due to an increase in the yield earned on securities to 5.23%, coupled with the increase in average balance of securities to $37.3 million for the six months ended June 30, 2008 compared to $8.5 million for the six months ended June 30, 2007.  The increase in interest and dividend income earned on securities was due to the increase in the average balance of securities, particularly the increase in the balance of mortgage-backed securities, which earned a higher yield.  Interest earned on other-interest earning assets increased to $169,000 for the six months ended June 30, 2008, compared to $98,000 for the six months ended June 30, 2007, due to an increase in the average balance and in the average yield to 3.15% from 3.01%.

Total interest expense increased $1.1 million to $4.7 million for the six months ended June 30, 2008 from $3.6 million for the six months ended June 30, 2007, primarily due to an increase in the average balance of money market accounts of $11.3 million to $31.6 million from $20.3 million, and due to the increase in the average balance of interest-bearing demand deposits of $7.7 million to $33.9 million from $26.1 million.  The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit and savings accounts declined for the six months ended June 30, 2008. The average cost of interest-bearing demand deposits increased by 143 basis points due to the new high-interest rewards checking product offered. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings increased 103.7% to $2.3 million for the six months ended June 30, 2008 from $1.1 for the six months ended June 30, 2007, due to an increase in the average balance of $69.8 million to $114.2 million from $44.4 million, offset by a decrease in the cost from 5.14% to 4.07%.

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

	For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$659	$(29)	$630
Securities	371	8	379
Other interest-earning assets	24	2	26
Total interest-earning assets	1,054	(19)	1,035

Interest Expense:
Deposits	122	(223)	(101)
Borrowings	630	(107)	523
Total interest-bearing liabilities	752	(330)	422
Net change in interest income	$302	$311	$613

	For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$1,206	$(8)	$1,198
Securities	751	15	766
Other interest-earning assets	66	5	71
Total interest-earning assets	2,023	12	2,035

Interest Expense:
Deposits	145	(201)	(56)
Borrowings	1,362	(180)	1,182
Total interest-bearing liabilities	1,507	(381)	1,126
Net change in interest income	$516	$393	$909

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$2,503	$2,086	$2,399	$1,973
Provision for loan losses	115	47	226	160
Total charge-offs	–	–	(7)	–
Total recoveries	4	–	4	–
Balance at end of period	$2,622	R2,133	$2,622	$2,133

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provision was $115,000 and $226,000 for the three and six months ended June 30, 2008, respectively compared to $47,000 and $160,000 for the three and six months ended June 30, 2007, respectively.  The increase in the provision for loan losses is primarily due to the growth in the loan portfolio during the first six months of 2008 compared to the first six months of 2007.  There were no changes in the methodology used to calculate the provision from the second quarter of 2007 through the second quarter of 2008. The Company has no exposure to subprime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate mortgages	$-	$908	$-
Total nonperforming assets	$-	$908	$-
Total non-performing loans to total loans	-%	0.31%	-%
Total non-performing loans to total assets	-	0.25	-
Total non-performing assets to total assets	-	0.25	-

The $908,000 loans on nonaccrual status at December 31, 2007 were secured by collateral sufficient to cover all principal and interest due under the loan agreements and were paid in full during the second quarter of 2008.  There were no restructured loans included in nonaccrual loans at December 31, 2007, and there was no valuation allowance allocated to impaired loans for this period.

Non-interest Income.   Income earned from customer service fees decreased slightly by $8,000, or 1.7%, to $470,000 for the three months ended June 30, 2008, primarily due to rebating customer’s ATM charges as an incentive for satisfying the requirements of the rewards checking account product launched in the fourth quarter of 2007.  The income related to bank-owned life insurance (BOLI) increased by $5,000, or 5.2%, in the second quarter of 2008 when compared to the same period in 2007, as a result of the increase in cash values of the life insurance policies.

Income earned from customer service fees decreased slightly by $12,000, or 1.3%, to $903,000 for the six months ended June 30, 2008, primarily due to rebating customer’s ATM charges as an incentive for satisfying the requirements of the rewards checking account product launched in the fourth quarter of 2007.  The income related to bank-owned life insurance (BOLI) increased by $11,000, or 5.8%, in the first six months of 2008 when compared to the same period in 2007, as a result of the increase in cash values of the life insurance policies.

Non-interest Expense.   Salaries and employee benefits expense increased 42.3% or $586,000 to $2.0 million for the three months ended June 30, 2008, primarily due to $520,000 of stock-based compensation expenses associated with option grants and restricted stock awards recorded in the second quarter of 2008.  The Company’s initial stock-based compensation awards were granted during the fourth quarter of 2007. Occupancy and equipment increased $14,000 due to an increase in general repairs and utility costs during the first three months of 2008.  Data processing and professional fees increased $16,000 and $13,000, respectively, due to an overall increase in costs for these services.  Marketing fees increased $56,000 for the three months ended June 30, 2008, primarily due to the strategic efforts devoted to marketing and advertising projects during the second quarter of 2008.  All other expense increased to $200,000 for the three months ended June 30, 2008 from $174,000 for the three months ended June 30, 2007.

 Salaries and employee benefits expense increased 40.9% or $1.2 million to $4.0 million for the six months ended June 30, 2008, primarily due to $1.0 million of stock-based compensation expenses associated with option grants and restricted stock awards recorded in the first six months of 2008.  No stock-based compensation awards were granted until the fourth quarter of 2007. Occupancy and equipment increased $33,000 due to an increase in general repairs and utility costs during the first six months of 2008.  Data processing and professional fees increased $10,000 and $5,000, respectively, due to an overall increase in costs for these services.  Marketing fees increased $11,000 for the six months ended June 30, 2008, primarily due to the strategic efforts devoted to marketing and advertising projects during the second quarter of 2008.  All other expense increased to $383,000 for the six months ended June 30, 2008 from $351,000 for the six months ended June 30, 2007.

Income Taxes. The provision for income taxes for the three months ended June 30, 2008 was $168,000, compared to $214,000 for the three months ended June 30, 2007, due to lower income before taxes of $330,000 for the three months ended June 30, 2008, compared to $498,000 for the three months ended June 30, 2007.  The effective tax rate for the second quarter of 2008 was 50.9%, versus 43.0% for the 2007 period.  The percentage of non-taxable income to income before taxes was higher for the three months ended June 30, 2007 as compared to the three months ended June 30, 2008, resulting in a higher effective tax rate for the second quarter of 2008.

The provision for income taxes for the six months ended June 30, 2008 was $274,000, compared to $366,000 for the six months ended June 30, 2007, due to lower income before taxes of $510,000 for the six months ended June 30, 2008, compared to $909,000 for the six months ended June 30, 2007.  The effective tax rate for the six month period of 2008 was 53.7%, versus 40.3% for the 2007 period.  The percentage of non-taxable income to income before taxes was higher for the six months ended June 30, 2007 as compared to the six months ended June 30, 2008, resulting in a higher effective tax rate for the second quarter of 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $21.8 million.  Securities classified as available for sale provide additional sources of liquidity.  On June 30, 2008, we had $89.2 million of borrowings outstanding with the Federal Home Loan Bank of Boston.   At June 30, 2008 we had the ability to borrow an additional $25.5 million from the Federal Home Loan Bank of Boston.

At June 30, 2008, we had $27.7 million in loan commitments outstanding, which consisted of $5.4 million of real estate loan commitments, $14.6 million in unused home equity lines of credit, $4.3 million in construction loan commitments and $3.5 million in commercial lines of credit commitments.  Certificates of deposit due within one year of June 30, 2008 totaled $79.0 million, or 95.9% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.   We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in our net portfolio value at March 31, 2008 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2008 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$36,716	$-13,012	-26%	9.77%	-270
200	41,542	-8,186	-16	10.83	-164
100	46,328	-3,400	-7	11.82	-64
50	48,275	-1,454	-3	12.20	-26
0	49,728	-	-	12.46	-
(50)	50,328	599	1	12.53	6
(100)	50,542	814	2	12.51	4

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2007 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2008	20,450	$12.30	20,450	140,571
May 2008	38,300	12.95	38,300	102,271
June 2008	82,500	12.42	82,500	19,771
Total	141,250	$12.55		141,250

(1)	On July 3, 2008, the Company announced the completion of its repurchase program to acquire 231,721shares of the Company’s outstanding stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on May 15, 2008 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote:
	FOR	WITHHELD
Peter T. Crowley	3,597,777	179,399
Michael J. Hayes	3,597,802	179,374
Arthur H. Lathrop	3,599,802	177,374
Kathleen A. Nealon	3,607,777	169,399
Peter W. Rector	3,605,902	171,274

In addition, the stockholders ratified the appointment of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

Ratification of Wolf & Company, P.C.
For	3,712,826
Against	45,600
Abstentions	18,750

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer