Form 10-Q
period 2008-09-30
Newport Bancorp Inc
filed 2008-11-10
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐          No X☒

As of October 22, 2008 the registrant had 4,324,561 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$8,415	$6,646
Short-term investments	4,278	59
Cash and cash equivalents	12,693	6,705

Securities available for sale, at fair value	6,598	6,966
Securities held to maturity, at amortized cost	33,434	30,886
Federal Home Loan Bank stock, at cost	5,018	4,163
Loans	326,442	295,483
Allowance for loan losses	(2,741)	(2,399)
Loans, net	323,701	293,084
Premises and equipment, net	9,456	5,849
Accrued interest receivable	1,343	1,269
Net deferred tax asset	2,737	2,313
Bank-owned life insurance	9,812	9,274
Other assets	411	750
Total assets	$405,203	$361,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$226,786	$193,285
Short-term borrowings	2,752	5,809
Long-term borrowings	116,593	99,547
Accrued expenses and other liabilities	2,558	3,666
Total liabilities	348,689	302,307
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,786	50,023
Retained earnings	16,933	17,234
Unearned compensation (513,852 and 533,365 shares at
September 30, 2008 and December 31, 2007, respectively)	(4,515)	(5,548)
Treasury stock, at cost (523,838 and 213,660 shares at
September 30, 2008 and December 31, 2007, respectively)	(6,481)	(2,655)
Accumulated other comprehensive loss	(258)	(151)
Total stockholders’ equity	56,514	58,952
Total liabilities and stockholders’ equity	$405,203	$361,259

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,831	$4,360	$14,310	$12,641
Securities	482	107	1,457	316
Federal Home Loan Bank stock	37	45	142	126
Other interest-earning assets	24	24	88	41
Total interest and dividend income	5,374	4,536	15,997	13,124

Interest expense
Deposits	1,226	1,218	3,591	3,639
Short-term borrowings	4	34	32	314
Long-term borrowings	1,165	678	3,459	1,538
Total interest expense	2,395	1,930	7,082	5,491

Net interest income	2,979	2,606	8,915	7,633
Provision for loan losses	119	126	345	286

Net interest income, after provision for loan losses	2,860	2,480	8,570	7,347

Non-interest income:
Customer service fees	473	461	1,376	1,376
Impairment loss on available-for-sale securities	(480)	-	(480)	-
Bank-owned life insurance	101	97	303	288
Miscellaneous	25	26	75	73
Total non-interest income	119	584	1,274	1,737

Non-interest expenses:
Salaries and employee benefits	1,979	1,414	5,954	4,236
Occupancy and equipment, net	349	323	1,007	948
Data processing	292	255	809	762
Professional fees	120	143	390	408
Marketing	396	321	948	862
Other general and administrative	260	171	643	522
Total non-interest expenses	3,396	2,627	9,751	7,738

Income (loss) before income taxes	(417)	437	93	1,346

Provision for income taxes	58	176	332	542

Net income (loss)	$(475)	$261	$(239)	$804

Weighted-average shares outstanding:
Basic	4,071,727	4,513,336	4,181,159	4,517,506
Diluted	4,071,727	4,513,336	4,181,159	4,517,506

Earnings (loss) per share:
Basic	$(.12)	$.06	$(.06)	$.18
Diluted	$(.12)	$.06	$(.06)	$.18

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained Earnings	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital		Compensation	Stock	Loss	Equity

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$-	$(161)	$59,980
Comprehensive income:
Net income	-	-	-	804	-	-	-	804
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(8)	(8)
Total comprehensive income								796
Treasury stock purchased (132,360 shares)	-	-	-	-	-	(1,660)	-	(1,660)
ESOP shares committed to be released (19,513 shares)	-	-	65	-	196	-	-	261
Balance at September 30, 2007	4,878,349	$49	$47,323	$17,281	$(3,477)	$(1,660)	$(169)	$59,377

Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive loss:
Net loss	-	-	-	(239)	-	-	-	(239)
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(107)	(107)
Total comprehensive loss								(346)
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	838	-	-	838
Stock-based compensation – options	-	-	722	-	-	-	-	722
Purchase of treasury shares
(310,178 shares)	-	-	-	-	-	(3,826)	-	(3,826)
ESOP shares committed to be released (19,513 shares)	-	-	41	-	195	-	-	236
Balance at September 30, 2008	4,878,349	$49	$50,786	$16,933	$(4,515)	$(6,481)	$(258)	$56,514

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2008	2007
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(239)	$804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	345	286
Accretion of securities	(75)	(11)
Impairment loss on available-for-sale securities	480	-
Amortization of net deferred loan fees	(115)	(115)
Depreciation and amortization of premises and equipment	442	463
Stock-based compensation and ESOP allocation	1,796	261
Deferred income tax benefit	(424)	(124)
Income from bank-owned life insurance	(303)	(295)
Net change in:
Accrued interest receivable	(74)	(170)
Other assets	104	318
Accrued expenses and other liabilities	(1,170)	(513)
Net cash provided by operating activities	767	904

Cash flows from investing activities:
Purchase of held-to-maturity securities	(4,853)	-
Reinvested dividends on mutual funds	(219)	(256)
Principal payments received on securities held to maturity	2,380	216
Purchase of bank-owned life insurance	-	(3,500)
Purchase of Federal Home Loan Bank stock	(855)	(1,106)
Loan originations, net of principal payments	(30,847)	(25,748)
Additions to premises and equipment	(4,049)	(282)
Net cash used by investing activities	(38,443)	(30,676)

Cash flows from financing activities:
Net increase in deposits	33,501	2,397
Net decrease in borrowings with maturities of three months or less	(3,057)	(1,988)
Proceeds from borrowings with maturities in excess of three months	29,500	34,000
Repayment of borrowings with maturities in excess of three months	(12,454)	(2,736)
Purchase of treasury stock	(3,826)	(1,660)
Net cash provided by financing activities	43,664	30,013

Net change in cash and cash equivalents	5,988	241
Cash and cash equivalents at beginning of period	6,705	7,272
Cash and cash equivalents at end of period	$12,693	$7,513

Supplementary information:
Interest paid on deposit accounts	$4,260	$3,961
Interest paid on short-term borrowings	41	315
Interest paid on long-term borrowings	3,452	1,422
Income taxes paid, net of refunds	1,008	779

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – COMMITMENTS

Outstanding loan commitments totaled $26.4 million at September 30, 2008, as compared to $27.0 million as of December 31, 2007.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On January 10, 2008, Newport Federal purchased land for use as a new branch location in Portsmouth, Rhode Island for $2.3 million.  In June 2008, the Bank entered into a $2.8 million construction contract to perform general construction services to build a new branch on the Portsmouth site, of which $1.5 million is outstanding at September 30, 2008.

On November 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut, on which the Bank plans to construct a new branch.  In September 2008, the Bank entered into a $2.2 million contract to perform general construction services to build a new branch on the Stonington site, of which $1.9 million is outstanding at September 30, 2008.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the nine months ended September 30, 2008.

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

On July 3, 2008, the Company announced it had completed the second stock repurchase program, acquiring 231,721 shares at an average cost of $12.45 per share.  On July 25, 2008, the Company announced the approval by its Board of Directors of a third stock repurchase program to acquire up to 440,270 shares, or 10%, of its outstanding common stock.  As of October 28, 2008, 99,400 shares have been purchased at an average cost of $11.87.

NOTE 5 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.

In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.”  The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

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

At September 30, 2008, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	September 30, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
		(Dollars in thousands)
Securities available for sale	$2,531	$4,067	$-	$6,598

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

 Total assets at September 30, 2008 were $405.2 million, an increase of $43.9 million, or 12.2%, compared to $361.3 million at December 31, 2007.  The asset growth was primarily concentrated in the loan portfolio and in short-term investments.  The percentage of gross loans to total assets decreased to 80.6% at September 30, 2008, compared to 81.8% at December 31, 2007.

Cash and cash equivalents increased by $6.0 million, or 89.3%, to a balance of $12.7 million at September 30, 2008 from $6.7 million at December 31, 2007.  Customer deposit balances increased during the quarter ended September 30, 2008 resulting in funds invested in an overnight FHLB account.

The net loan portfolio increased by $30.6 million, or 10.4%, during the first nine months of 2008.  The increase was principally a result of growth in residential mortgages (an increase of $20.3 million or 12.0%), commercial real estate mortgages (an increase of $11.7 million or 15.2%) and increases in the allowance for loan losses and net deferred loan fees, offset in part by a decrease in home equity loans and lines (a decrease of $502,000 or 1.62%) and construction loans (a decrease of $218,000 or 2.31%).

Deposits increased $33.5 million, or 17.3%, from $193.3 million at December 31, 2007 to $226.8 million at September 30, 2008.  Deposit growth was focused primarily in NOW/demand deposit accounts (an increase of $30.2 million or 51.0%) and money market accounts (an increase of $8.8 million or 30.6%), offset in part by time deposit accounts (a decrease of $5.5 million or 6.9%).  The promotion of the Company’s new rewards checking account is responsible for a majority of the increase in the NOW/demand deposit category.  Time deposits represented 32.6% of the Company’s total deposit balances at September 30, 2008, compared to 41.0% at December 31, 2007.

Borrowings, consisting of FHLB advances and a $25.0 million repurchase agreement, increased $14.0 million, or 13.3%, to $119.3 million at September 30, 2008, compared to an outstanding balance of $105.4 million at December 31, 2007.   These borrowings were used to help fund the Bank’s loan originations during the first nine months of 2008.

Total stockholders’ equity at September 30, 2008 was $56.5 million compared to $59.0 million at December 31, 2007.  The decrease was primarily attributable to share repurchases under the Company’s stock repurchase plan, an increase in the unrealized loss on securities available for sale, and the net loss, offset in part by stock-based compensation credits.  Despite the net loss for the nine months ended September 30, 2008, the Bank continues to be “well capitalized” at September 30, 2008.  The Company had a capital ratio of in excess of 13% at September 30, 2008.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

General.  Net income decreased by $736,000, or 282.0%, resulting in a net loss of $475,000 for the three months ended September 30, 2008, compared to net income of $261,000 for the three months ended September 30, 2007.  The decrease was primarily due to the other-than-temporary impairment charge of $480,000 for the Bank’s holding in the AMF Ultra Short Mortgage Fund, and an increase in total non-interest expenses, including a $520,000 increase in stock-based compensation expense associated with option grants and restricted stock awards recorded in the third quarter of 2008, offset by an increase in net interest income.

Net income decreased by $1.0 million, or 129.7%, resulting in a $239,000 net loss for the nine months ended September 30, 2008, compared to net income of $804,000 for the nine months ended September 30, 2007.  The decrease was primarily due to the other-than-temporary impairment charge of $480,000 for the Bank’s holding in the AMF Ultra Short Mortgage Fund, and an increase in total non-interest expenses, including a $1.6 million increase in stock-based compensation expense associated with option grants and restricted stock awards recorded in the first nine months of 2008, offset by an increase in net interest income.

Net Interest Income.  Net interest income for the three months ended September 30, 2008 was $3.0 million, which was $373,000, or 14.3%, more than net interest income of $2.6 million for the three months ended September 30, 2007.  The increase of $838,000, or 18.5%, in interest and dividend income exceeded the increase of $465,000, or 24.1%, in total interest expense.

Net interest income for the nine months ended September 30, 2008 was $8.9 million, which was $1.3 million, or 16.8%, more than net interest income of $7.6 million for the nine months ended September 30, 2007.  The increase of $2.9 million, or 21.9%, in interest and dividend income exceeded the increase of $1.6 million, or 29.0%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$318,462	$4,831	6.07%	$275,181	$4,360	6.34%
Securities	40,078	482	4.81	8,538	107	5.01
Other interest-earning assets	10,229	61	2.39	6,137	69	4.50
Total interest-earning assets	368,769	5,374	5.83	289,856	4,536	6.26

Bank-owned life insurance	9,745			9,110
Noninterest-earning assets	20,281			15,624
Total assets	$398,795			$314,590

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$49,912	318	2.55	$25,745	19	0.30
Savings accounts	25,987	21	0.32	29,083	24	0.33
Money market accounts	36,289	246	2.71	24,243	261	4.31
Certificates of deposit	78,801	641	3.25	82,107	914	4.45
Total interest-bearing deposits	190,989	1,226	2.57	161,178	1,218	3.02

Borrowings	114,668	1,169	4.08	55,680	712	5.11
Total interest-bearing liabilities	305,657	2,395	3.13	216,858	1,930	3.56

Demand deposits	33,369			34,851
Noninterest-bearing liabilities	2,549			1,961
Total liabilities	341,575			253,670

Stockholders’ equity	57,220			60,920
Total liabilities and stockholders’ equity	$398,795			$314,590

Net interest income		$2,979			$2,606
Interest rate spread			2.70%			2.70%
Net interest margin			3.23%			3.60%
Average interest-earning assets to average interest-bearing liabilities			120.65%			133.66%

Total interest and dividend income increased 18.5% to $5.4 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007, primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 10.8% to $4.8 million for the three months ended September 30, 2008 from $4.3 million for the three months ended September 30, 2007, due to an increase in the average balance of loans.  Average loans increased 15.7% to $318.5 million for the three months ended September 30, 2008 from $275.2 million for the three months ended September 30, 2007, while the yield earned on loans decreased from 6.34% for the three months ended September 30, 2007 to 6.07% for the three months ended September 30, 2008.  Interest earned on securities totaled $482,000 for the three months ended September 30, 2008, compared to $107,000 for the three months ended September 30, 2007, due to an increase in the increase in average balance of securities to $40.1 million for the three months ended September 30, 2008, compared to $8.5 million for the three months ended September 30, 2007.  The increase in interest and dividend income earned on securities was due to an increase in the average balance of securities, particularly the increase in the balance of mortgage-backed securities.  Interest earned on other-interest earning assets decreased to $61,000 for the three months ended September 30, 2008, compared to $69,000 for the three months ended September 30, 2007, due to a decrease in the average yield from 4.5% to 2.4%.

Total interest expense increased $465,000 to $2.4 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007, primarily due to an increase in the average balance of interest-bearing demand deposits of $24.2 million to $49.9 million from $25.7 million and an increase of $60.0 million in the average balance of total borrowings.  The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit and savings accounts declined for the three months ended September 30, 2008. The average cost of interest bearing demand deposits increased by 225 basis points due to the new rewards checking product. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings increased 64.2% to $1.2 million for the three months ended September 30, 2008 from $712,000 for the three months ended September 30, 2007, due to an increase in the average balance of $60.0 million to $114.7 million from $55.7 million, offset in part by a decrease in the cost from 5.11% to 4.08%.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$307,713	$14,310	6.20%	$267,646	$12,641	6.30%
Securities	38,208	1,457	5.08	8,534	316	4.94
Other interest-earning assets	10,562	230	2.90	6,380	167	3.49
Total interest-earning assets	356,483	15,997	5.98	282,560	13,124	6.19

Bank-owned life insurance	9,606			8,962
Noninterest-earning assets	18,600			14,037
Total assets	$384,689			$305,559

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$39,247	607	2.06	$26,008	56	0.29
Savings accounts	25,519	62	0.32	29,837	72	0.32
Money market accounts	33,152	726	2.92	21,632	612	3.77
Certificates of deposit	79,970	2,196	3.66	84,899	2,899	4.55
Total interest-bearing deposits	177,888	3,591	2.69	162,376	3,639	2.99

Borrowings	114,357	3,491	4.07	48,198	1,852	5.12
Total interest-bearing liabilities	292,245	7,082	3.23	210,574	5,491	3.48

Demand deposits	31,748			32,229
Noninterest-bearing liabilities	2,547			2,085
Total liabilities	326,540			244,888

Stockholders’ equity	58,149			60,671
Total liabilities and stockholders’ equity	$384,689			$305,559

Net interest income		$8,915			$7,633
Interest rate spread			2.75%			2.71%
Net interest margin			3.33%			3.60%
Average interest-earning assets to average interest-bearing liabilities			121.98%			134.19%

Total interest and dividend income increased 21.9% to $16.0 million for the nine months ended September 30, 2008 from $13.1 million for the nine months ended September 30, 2007, primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 13.2% to $14.3 million for the nine months ended September 30, 2008, from $12.6 million for the nine months ended September 30, 2007 due to an increase in the average balance of loans.  Average loans increased 14.9% to $307.7 million for the nine months ended September 30, 2008 from $267.7 million for the nine months ended September 30, 2007, as the yield earned on loans decreased slightly from 6.3% for the nine months ended September 30, 2007 to 6.20% for the nine months ended September 30, 2008.  Interest earned on securities totaled $1.5 million for the nine months ended September 30, 2008 compared to $316,000 for the nine months ended September 30, 2007, due to an increase in the yield earned on securities to 5.08%, coupled with the increase in average balance of securities to $38.2 million for the nine months ended September 30, 2008 compared to $8.5 million for the nine months ended September 30, 2007.

The increase in interest and dividend income earned on securities was due to the increase in the average balance of securities, particularly the increase in the balance of mortgage-backed securities, which earned a higher yield.  Interest earned on other-interest earning assets increased to $230,000 for the nine months ended September 30, 2008, compared to $167,000 for the nine months ended September 30, 2007, due to an increase in the average balance, offset partially by a decrease in the average yield from 3.49% to 2.90%.

Total interest expense increased $1.6 million to $7.1 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007, primarily due to an increase in the average balance of borrowings of $66.2 million to $114.3 million from $48.2 million. The cost of total borrowings increased 88.5% to $3.5 million for the nine months ended September 30, 2008 from $1.9 million for the nine months ended September 30, 2007, due to an increase in the average balance, offset in part by a decrease in the cost from 5.12% to 4.07%.   The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit and savings accounts declined for the nine months ended September 30, 2008.  The average cost of interest-bearing demand deposits increased by 177 basis points due to the new rewards checking product offered. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.

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

	For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$646	$(175)	$471
Securities	379	(4)	375
Other interest-earning assets	19	(27)	(8)
Total interest-earning assets	1,044	(206)	838

Interest Expense:
Deposits	43	(35)	8
Borrowings	565	(108)	457
Total interest-bearing liabilities	608	(143)	465
Change in net interest income	$436	$(63)	$373

	For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$1,860	$(191)	$1,669
Securities	1,131	10	1,141
Other interest-earning assets	85	(22)	63
Total interest-earning assets	3,076	(203)	2,873

Interest Expense:
Deposits	1,236	(1,284)	(48)
Borrowings	1,928	(289)	1,639
Total interest-bearing liabilities	3,164	(1,573)	1,591
Change in net interest income	$(88)	$(1,370)	$1,282

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$2,622	$2,133	$2,399	$1,973
Provision for loan losses	119	126	345	286
Total charge-offs	-	-	(7)	-
Total recoveries	-	-	4	-
Balance at end of period	$2,741	$2,259	$2,741	$2,259

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provision was $119,000 and $345,000 for the three and nine months ended September 30, 2008, respectively compared to $126,000 and $286,000 for the three and nine months ended September 30, 2007, respectively.  The increase in the provision for loan losses is primarily due to the growth in the loan portfolio during the first nine months of 2008 compared to the first nine months of 2007.  There were no changes in the methodology used to calculate the provision from the third quarter of 2007 through the third quarter of 2008. The Company has no exposure to subprime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)

Non-accrual loans:
Home equity loan	$38	$-	$-
Commercial real estate mortgages	280	908	908
Total non-performing assets	$318	$908	$908
Total non-performing loans to total loans	0.10%	0.31%	0.32%
Total non-performing loans to total assets	0.08	0.25	0.28
Total non-performing assets to total assets	0.08	0.25	0.28

The $280,000 non-accrual commercial real estate mortgage was paid in full during October 2008.  The $908,000 loans on non-accrual status at December 31, 2007 were secured by collateral sufficient to cover all principal and interest due under the loan agreements and were paid in full during the second quarter of 2008.  There were no restructured loans included in non-accrual loans at September 30, 2008, at December 31, 2007 and at September 30, 2007, and there was no valuation allowance allocated to impaired loans for these three periods.

Non-interest Income.   Non-interest income decreased by 79.6% to $119,000 for the three months ended September 30, 2008 from $584,000 for the three months ended September 30, 2007, primarily due to the other-than-temporary impairment charge of $480,000 for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  Income earned from customer service fees increased slightly by $12,000, or 2.6%, to $473,000 for the three months ended September 30, 2008, primarily due to an increase in ATM/POS transaction fees and debit card interchange income.  The income related to bank-owned life insurance (BOLI) increased by $4,000, or 4.1%, in the third quarter of 2008 when compared to the same period in 2007, as a result of the increase in cash surrender values of the life insurance policies.

Non-interest income decreased by 26.7% to $1.3 million for the nine months ended September 30, 2008 from $1.7 million for the nine months ended September 30, 2007, primarily due to the other-than-temporary impairment charge of $480,000 for the Bank’s holding in the AMF Ultra Short Mortgage Fund. The AMF Ultra Short Mortgage Fund has invested in US Government/Agency securities and private label mortgage backed securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an OTTI (other-than-temporary impairment) charge.  Given the significant uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $2.2 million at September 30, 2008 (net of impairment charges).  Income earned from customer service fees was unchanged for the nine months ended September 30, 2008 when compared to the first nine months of 2007.  The income related to bank-owned life insurance (BOLI) increased by $15,000, or 5.2%, in the first nine months of 2008 when compared to the same period in 2007, as a result of the increase in cash surrender values of the life insurance policies.

Non-interest Expense. Salaries and employee benefits expense increased 40.0% or $565,000 to $2.0 million for the three months ended September 30, 2008, primarily due to $520,000 of stock-based compensation expenses associated with option grants and restricted stock awards recorded in the third quarter of 2008.  The Company’s initial stock-based compensation awards were granted during the fourth quarter of 2007. Occupancy and equipment increased $26,000 due to an increase in general repairs and utility costs during the first three months of 2008.  Data processing charges increased $37,000, due to an overall increase in costs for these services.  Marketing fees increased $75,000 for the three months ended September 30, 2008, primarily due to the strategic efforts devoted to marketing and advertising projects during the third quarter of 2008.  All other expense increased to $260,000 for the three months ended September 30, 2008 from $171,000 for the three months ended September 30, 2007, due to an increase in FDIC deposit insurance costs.

The increase in total non-interest expenses was partially offset by a $23,000 decrease in professional fees during the third quarter of 2008, primarily due to a reduction in professional services associated with Sarbanes-Oxley section 404 reporting.

 Salaries and employee benefits expense increased 40.6% or $1.7 million to $5.9 million for the nine months ended September 30, 2008, primarily due to $1.6 million of stock-based compensation expenses associated with option grants and restricted stock awards recorded in the first nine months of 2008.  No stock-based compensation awards were granted until the fourth quarter of 2007. Occupancy and equipment increased $59,000 due to an increase in general repairs and utility costs during the first nine months of 2008.  Data processing charges increased $47,000, due to an overall increase in costs for these services.  Marketing fees increased $86,000 for the nine months ended September 30, 2008, primarily due to the strategic efforts devoted to marketing and advertising projects during the third quarter of 2008.  All other expense increased to $643,000 for the nine months ended September 30, 2008 from $522,000 for the nine months ended September 30, 2007. The increase in total non-interest expenses was partially offset by an $18,000 decrease in professional fees during the third quarter of 2008, primarily due to a reduction in professional services associated with Sarbanes-Oxley section 404 reporting.

Income Taxes. The provision for income taxes for the three months ended September 30, 2008 was $58,000, compared to $176,000 for the three months ended September 30, 2007, due to a net loss before taxes of $417,000 for the three months ended September 30, 2008, compared to net income before taxes of $437,000 for the three months ended September 30, 2007.  The effective tax rate for the third quarter of 2008 was 13.9%, versus 40.3% for the 2007 period.

The provision for income taxes for the nine months ended September 30, 2008 was $332,000, compared to $542,000 for the nine months ended September 30, 2007, due to lower income before taxes of $93,000 for the nine months ended September 30, 2008, compared to $1.3 million for the nine months ended September 30, 2007.  The effective tax rate for the nine month period of 2008 was 357.0%, versus 40.3% for the 2007 period.

The effective tax rates in 2008 include the non-deductible compensation expense recorded for a portion of the incentive stock options, which was partially offset by non-taxable BOLI income.  In addition, the Company does not realize any tax benefit in connection with the other-than-temporary securities impairment charge, because such capital loss would result in a tax benefit to the Company only to the extent that the capital loss can be used to reduce capital gains available during the applicable carryback and carryforward periods.  The Company currently does not have any capital gains available to offset against this capital loss.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $12.7 million.  Securities classified as available for sale provide additional sources of liquidity.  On September 30, 2008, we had $94.3 million of borrowings outstanding with the Federal Home Loan Bank of Boston, and we had the ability to borrow an additional $38.1 million.

At September 30, 2008, we had $26.4 million in loan commitments outstanding, which consisted of $4.9 million of real estate loan commitments, $14.6 million in unused home equity lines of credit, $3.3 million in construction loan commitments and $3.6 million in commercial lines of credit commitments.  Certificates of deposit due within one year of September 30, 2008 totaled $68.5 million, or 92.8% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.

If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2008 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2008 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$36,309	$-14,492	-29%	9.33%	-296
200	41,254	-9,547	-19	10.39	-190
100	46,291	-4,511	-9	11.42	-87
50	48,515	-2,286	-5	11.86	-44
0	50,802	-	-	12.30	-
(50)	52,264	1,462	3	12.54	24
(100)	53,575	2,773	5	12.76	46

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

Item 4T.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2007 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2008	20,371	$11.96	20,371	439,670
August 2008	1,600	12.42	1,600	438,070
September 2008	46,000	12.08	46,000	392,070
Total	67,971	$12.05	67,971

(1)
On July 3, 2008, the Company announced the completion of its repurchase program to acquire 231,721 shares of the Company’s outstanding stock, at an average cost of $12.45 per share.   On July 25, 2008, the Company announced the commencement of its repurchase program to acquire 440,270 shares, or 10%, of the Company’s outstanding stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders.

None.

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

Newport Bancorp, Inc.

Date: November 7, 2008	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer