Form 10-K/A
period 2007-12-31
Newport Bancorp Inc
filed 2009-01-08
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer [ ]	Accelerated filer [ ]
	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes          No     X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 29, 2007 was approximately $41,246,211.

The number of shares outstanding of the registrant’s common stock as of March 11, 2008 was 4,568,732.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Form 10-K/A is being filed by Newport Bancorp, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 24, 2008 to include a fully executed Report of Independent Registered Public Accounting Firm.

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

	21.0	List of Subsidiaries (4)
	23.0	Consent of Wolf & Company, P.C.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

3

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
__________________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on for the quarter ended December 14, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(4)	Incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: January 8, 2009	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer,	January 8, 2009
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and Chief	January 8, 2009
Bruce A. Walsh	Financial Officer
(principal accounting and
financial officer)

/s/ John N. Conti	Director	January 8, 2009
John N. Conti

/s/ Peter T. Crowley	Director	January 8, 2009
Peter T. Crowley

/s/ William R. Harvey	Director	January 8, 2009
William R. Harvey

/s/ Michael J. Hayes	Director	January 8, 2009
Michael J. Hayes

/s/ Donald N. Kaull	Director	January 8, 2009
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	January 8, 2009
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	January 8, 2009
Robert S. Lazar

5

/s/ Arthur P. Macauley	Director	January 8, 2009
Arthur P. Macauley

/s/ Nino Moscardi	Director	January 8, 2009
Nino Moscardi

/s/ Kathleen A. Nealon	Director	January 8, 2009
Kathleen A. Nealon

/s/ Michael S. Pinto	Director	January 8, 2009
Michael S. Pinto

/s/ Alicia S. Quirk	Director	January8, 2009
Alicia S. Quirk

/s/ Peter W. Rector	Director	January 8, 2009
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	January 8, 2009
Barbara Saccucci Radebach

6

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

/s/Wolf & Company, P.C.
Boston, Massachusetts
March  20, 2008

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

NEWPORT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Total
	(Dollars in Thousands)

Balance at December 31, 2005	-	$-	$-	$18,133	$-	$-	$(149)	$17,984
Comprehensive loss:
Net loss	-	-	-	(1,656)	-	-	-	(1,656)
Net unrealized loss on securities available
for sale	-	-	-	-	-	-	(12)	(12)
Total comprehensive loss								(1,668)
Issuance of common stock for initial
public stock offering, net of expenses
of $1,573,000	4,516,990	45	43,552	-	-	-	-	43,597
Issuance of common stock to NewportFed
Charitable Foundation	361,359	4	3,610	-	-	-	-	3,614
Common stock purchased by ESOP (390,268 shares)	-	-	-	-	(3,903)	-	-	(3,903)
Release of ESOP shares (26,018 shares)	-	-	96	-	260	-	-	356

Balance at December 31, 2006	4,878,349	49	47,258	16,477	(3,643)	-	(161)	59,980
Comprehensive income:
Net income	-	-	-	757	-	-	-	757
Net unrealized gain on securities available
for sale	-	-	-	-	-	-	10	10
Total comprehensive income								767
Issuance of common stock in connection with
equity incentive plan (437,900 shares)	-	-	2,445	-	(2,445)	-	-	-
Stock-based compensation - restricted stock (195,133 shares)	-	-	-	-	279	-	-	279
Stock-based compensation - options	-	-	241	-	-	-	-	241
Release of ESOP shares (26,018 shares)	-	-	79	-	261	-	-	340
Purchase of treasury shares (213,660 shares)	-	-	-	-	-	(2,655)	-	(2,655)
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952

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

8.            LONG-TERM BORROWINGS

FHLB Advances

Long-term borrowings include the following FHLB advances:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Fixed-rate advances maturing:
2007	$-	-%	$2,320	4.64%
2008	7,000	5.78	7,000	5.78
2009	11,642	4.96	3,019	3.79
2010*	9,500	5.16	2,500	5.47
2011	4,290	5.53	2,359	5.69
2012	14,615	4.75	5,752	5.00
Thereafter*	27,500	4.07	9,000	4.59

	$74,547	4.72%	$31,950	5.00%

*	Includes advances callable within one year aggregating $21,500,000 with a weighted average rate of 4.10% at December 31, 2007.

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

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Stock Compensation Plans (continued)

(1)	The expected volatility for each grant is determined based on the review of the experience of peer companies who are similar in size. The volatility is calculated over the expected term of the grant.

(2)	The expected term for each grant is determined using the average of the mathematical mean of the vesting period and the full term of the option rather than estimating based on historical experience.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table presents the activity for the 2007 Plan as of December 31, 2007:

					Non-Vested
	Stock Options Outstanding				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value

Balance at December 31, 2006	-	$-	-		-	$-
Granted	437,900	12.53	9.75		195,133	12.53
Vesting of restricted stock					-	-
Cancelled (forfeited and expired)	-	-			-	-

Balance at December 31, 2007	437,900	$12.53	9.75	$-	195,133	$12.53
Options vested or expected to
vest at December 31, 2007	437,900	$12.53	9.75	-

Options exercisable at
December 31, 2007	-	-	9.75	-

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

NEWPORT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.    QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)

Interest and dividend income	$4,864	$4,536	$4,367	$4,221	$4,182	$4,245	$3,998	$3,666
Interest expense	2,203	1,930	1,896	1,665	1,514	1,398	1,767	1,532

Net interest income	2,661	2,606	2,471	2,556	2,668	2,847	2,231	2,134
Provision for loan losses	140	126	47	113	38	50	12	20

Net interest income, after provision for loan losses	2,521	2,480	2,424	2,443	2,630	2,797	2,219	2,114
Non-interest income	582	584	598	555	531	125	406	389
Non-interest expenses	3,096	2,627	2,524	2,587	2,335	6,123 (1)	2,312	2,468

Income (loss) before income taxes	7	437	498	411	826	(3,201)	313	35
Provision (benefit) for income taxes	54	176	214	152	358	(855)	116	10
Net income (loss)	$(47)	$261	$284	$259	$468	$(2,346)	$197	$25

Earnings (loss) per common share:
Basic and diluted	$(0.01)	$0.06	$0.06	$0.06	$0.10	N/A	N/A	N/A

(1) Includes $3,614 contribution to Newport Charitable Foundation.