Form 10-K
period 2008-12-31
Newport Bancorp Inc
filed 2009-03-27
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes      ☐    No     ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2008 was approximately $34,509,988.

The number of shares outstanding of the registrant’s common stock as of March 16, 2009 was 3,997,044.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888.  In October 2005, Newport Federal merged with Westerly Savings Bank, a Rhode Island mutual financial institution with two branch locations in Westerly, Rhode Island. The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Bank’s market area.  Newport Federal attracts deposits from the general public and uses those funds to originate one-to-four family residential loans, multi-family loans, commercial real estate loans, construction loans and consumer loans.

In connection with the conversion on July 6, 2006, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares sold in the stock offering.  The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Available Information

The Bank’s website address is www.newportfederal.com.  Information on this website should not be considered a part of this Form 10-K.

Index

Market Area

Newport Federal is headquartered in Newport, Rhode Island.  In addition to the Bank’s main office in Newport, the Bank operates five other full-service branch offices in Rhode Island:  one each in Middletown and in Wakefield, two in Westerly, and our new branch location in Portsmouth, which we opened on January 23, 2009.  On November, 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut to construct a new branch.  We expect that this branch will open in May 2009.  The Bank considers Newport and Washington Counties, Rhode Island to be its primary market area.  The economy in our market area is primarily oriented to the retail and hospitality industries.

Competition

Newport Federal faces significant competition for the attraction of deposits and origination of loans.  The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the FDIC, the Bank held approximately 11.46% of the deposits in Newport County, Rhode Island and approximately 4.02% of the deposits in Washington County, Rhode Island.  In addition, banks owned by large holding companies such as Bank of America, Citizens and Sovereign also operate in our market area.  These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

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

Lending Activities

General.  The largest segment of the Bank’s loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans. The other significant segment of the Bank’s loan portfolio is commercial real estate loans.  To a lesser degree, Newport Federal also originates multi-family and construction loans, as well as consumer loans.  The Bank originates loans for investment purposes, although the Bank occasionally may sell a portion of its one-to-four family residential loans into the secondary market.

One-to-Four Family Residential Loans.  The Bank’s origination of mortgage loans enables borrowers to purchase or refinance existing homes located in Rhode Island, Southeastern Connecticut and, to a lesser extent, Southeastern Massachusetts, although our primary lending market is Newport and Washington Counties, Rhode Island.

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

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  Newport Federal does not offer loans with negative amortization and generally does not offer interest-only loans.

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

As of December 31, 2008, the Bank’s largest commercial loan was $2.3 million.  This loan is secured by three non-residential real estate properties.  This loan was performing in accordance with its original terms at December 31, 2008.

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

Construction Loans. Newport Federal originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  One-to-four family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements.  Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements.  At December 31, 2008, the largest construction loan was for $4.0 million, of which $601,000 was advanced.  This loan was performing according to its original terms at December 31, 2008.  Construction loans to individuals are generally made on the same terms as Newport Federal’s one-to-four family mortgage loans.

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

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, Newport Federal considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Index

Occasionally, Newport Federal sells loans that the Bank has originated.  The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.  Newport Federal did not sell any loans in 2008.

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $926,000 at December 31, 2008. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.  The Bank does not service purchased loans.

Loan participations, purchased and sold, totaled $2.1 million at December 31, 2008.  Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Newport Federal’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management.  The President, Chief Lending Officer and Chief Operating Officer have authority to approve secured loans in amounts up to $2.8 million and unsecured loans up to $300,000.  Secured loans from $2.8 million to $3.2 million must be approved by four of the following persons: recommending loan officer, Chief Lending Officer, President, Chief Operating Officer and one non-employee member of the Board of Directors.  Secured loans from $3.2 million to $3.6 million must be approved by a majority of the Executive Committee of the Board of Directors.  Unsecured loans over $600,000 and secured loans greater than $3.6 million up to the legal lending limit must be approved by a majority vote of the Board of Directors.  Smaller loans may be approved by individual loan officers; however, the Chief Lending Officer oversees the origination of all loans.

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its stated capital and reserves.  At December 31, 2008, Newport Federal’s regulatory limit on loans to one borrower was $6.4 million.  At that date, the Bank’s largest lending relationship was $4.0 million and was secured by a commercial property located in Medfield, Massachusetts.  This loan was performing in accordance with its original terms at December 31, 2008.

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

At December 31, 2008, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae and mutual funds, the underlying assets of which consist of short-term agency securities and mortgage-backed securities.

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

Personnel

At December 31, 2008, the Bank had 68 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit.  Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank.   The Newport Federal Savings Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.

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

Index

evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

In addition, Maryland law prohibits the Company from making a distribution to its stockholders if, after giving effect to the distribution: (1) the Company would not be able to pay indebtedness of the Company as the indebtedness becomes due in the usual course of business; or (2) the Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, the Bank met each of its capital requirements.

Index

In October 2008, the United States Department of Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Bank chose not to participate in the Department of Treasury’s Capital Purchase Program.

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

Insurance of Deposit Accounts.  Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of Directors of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009.

In addition, in October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, part of which allows any participating depository institution to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. The Bank has opted to participate in this part of the Temporary Liquidity Guarantee Program.   See “—FDIC Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the FDIC will first establish an institution’s initial base assessment rate.  This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits.  The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also allows for additional special assessments.

Based upon the Bank’s review of the Federal Deposit Insurance Corporation’s rule, its Federal Deposit Insurance Corporation assessment for the first quarter of 2009 will increase by approximately $35,000.  Thereafter,

Index

because of adjustments to the initial base assessment rate, we believe the rule will have a negative effect on our earnings.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points on domestic deposits maintained at an institution.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Newport Bancorp and the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FDIC–Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”).  This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. On February 27, 2009, the FDIC issued an interim rule allowing participants to apply to have the FDIC guarantee newly issued senior unsecured debt that mandatorily converts into common shares on a specified date that is on or before June 30, 2012.  In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  The Bank has opted to participate in this component of the TLGP.

The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP.  The Bank chose to participate in this component of the program, and therefore is providing the full FDIC insurance coverage on the related transaction deposit accounts until year-end 2009.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  At December 31, 2008, the Bank maintained 96.79% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and

Index

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

Index

the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The OTS assessments paid by the Company for the year ended December 31, 2008 totaled $101,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $5.6 million.

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

On February 26, 2009, the Federal Home Loan Bank of Boston announced to their members that it has suspended its dividend payment for the first quarter of 2009 and it is unlikely that it will pay dividends in 2009.  In addition, the Federal Home Loan Bank of Boston also stated the moratorium on excess stock repurchases declared in December 2008 will continue during 2009.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  The Bank complies with the foregoing requirements.

Federal Securities Laws

Newport Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Newport Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Other Regulations

Troubled Assets Relief Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. The Bank opted not to participate in the CPP.

Index

On February 10, 2009, the U.S. Department of the Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator.  The minimum investment is an amount equal to 1% of risk-weighted assets and the maximum is an amount equal to 2% of risk-weighted assets. Institutions may receive additional capital to the extent such funds are used to redeem preferred shares issued in the CPP, effectively exchanging the CAP convertible preferred stock for the preferred stock sold under the CPP.   The Bank has not yet determined whether it will participate in the CAP, or the amount of any investment it would apply for if it does decide to participate.  The deadline for applying for participation in the CAP is May 25, 2009.

ITEM 1A.               RISK FACTORS

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due declines in revenues, the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. During 2008 and early 2009, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the Company’s markets, the United States and worldwide may continue to weaken for the near future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.

A continued decline in real estate values could impact our profits.

Nearly all of Newport Federal’s loans are secured by real estate in the State of Rhode Island.  As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would impact the Bank’s profits.  According to the Rhode Island State-Wide Multiple Listing Service, the median price of a single family home sold in 2008 was 14.58% lower than it was in 2007 ($234,900 versus $275,000).  A continued decline in real estate values could cause some of Newport Federal’s mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.  Additionally, a decline in real estate values could adversely impact the Bank’s portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Changes in interest rates may reduce our profits.

Net interest income is our largest source of income.  Changes in interest rates can affect the level of net interest income. The Company’s interest rate sensitivity is discussed in more detail in Item 7 of this report.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.  Changes in interest rates can also affect the demand for our products and services, and the supply conditions in the U.S. financial and capital markets.  Changes in the level of interest rates may negatively affect our

Index

ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

If we do not achieve profitability on new branches, they may negatively impact our earnings.

We opened our Portsmouth, Rhode Island branch office in January 2009, and we expect to open another new branch in Stonington, Connecticut in May 2009.   Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy.  Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch offices can become profitable. During this period, operating these new branch offices may negatively impact our net income.

Strong competition within our market area could affect our profits and slow growth.

Newport Federal faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and attract deposits.  Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), Newport Federal held approximately 11.46% of the deposits in Newport County, Rhode Island and approximately 4.02% of the deposits in Washington County, Rhode Island.   Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide.  Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to our Company.  Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time.  The federal government has guaranteed money market funds which traditionally compete with bank deposits.  The federal government has offered significant guarantees of new debt issuances to some of the Company’s competitors to help them fund their operations.  The federal government now controls Fannie Mae and Freddie Mac and may operate directly as a competitor in some lending markets in the future.  Emergency measures designed to support some of the Company’s competitors may provide no advantage to the Company or place it at a disadvantage.   Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for the Company and other market participants.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results.  The accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of

Index

recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our expenses will increase as a result of increases in Federal Deposit Insurance Corporation insurance premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. The FDIC has issued final rules that increase the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. The increase in the assessment rates and the special assessment will increase our expenses.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

At December 31, 2008, the Company recognized a $706,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  The AMF Ultra Short Mortgage Fund has invested in private label mortgage-backed securities and US Government Agency and government sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $2.0 million at December 31, 2008 (net of impairment charges), or on other investment securities held by the Bank.

If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended, or if our investment is classified as other-than-temporarily impaired or as permanently impaired, our earnings and/or stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program.  There is no market for our FHLBB common stock. On February 26, 2009, the FHLBB reported a net annual loss of $73.2 million. The loss was primarily due to a other-than-temporary impairment charge of $339.1 million on its private-label mortgage backed securities portfolio. The FHLBB believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity. As a result of the loss, the FHLBB also announced that the dividend paid on its common stock has been suspended indefinitely and that the payment of any dividend in 2009 is unlikely.  The continued suspension of the dividend will decrease our income.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.  We have been notified by the FHLBB that future dividend levels may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.

Economic conditions may adversely affect our liquidity.

In the past year, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Index

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$2,580

Branches:
165 East Main Road Middletown, RI 02842	1978	3,000	05/30/2020	Leased	$549

1430 East Main Road Portsmouth, RI 02871	2009	6,754	N/A	Owned	$4,794

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	05/14/2011	Leased	$135

8 Union Street Westerly, RI 02891	1958	5,000	N/A	Owned	$830

2 Wilder Avenue Westerly, RI 02891	2001	1,200	N/A	Owned	$536

445 Liberty Street Stonington, CT 06379	2009	3,500	4/30/2029	Leased	$586

ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth the high and low sales prices of the Company’s common stock since trading commenced, as reported by NASDAQ.  The Company has not paid any dividends to stockholders to date.  See “Dividends” below.

	High	Low

2008:

First Quarter	$12.85	$11.40
Second Quarter	$13.00	$11.60
Third Quarter	$12.54	$11.60
Fourth Quarter	$12.29	$10.63

2007:

First Quarter	$14.00	$13.52
Second Quarter	$13.99	$13.16
Third Quarter	$13.54	$11.61
Fourth Quarter	$12.75	$11.25

Holders.

As of March 12, 2009, there were approximately 612 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date.  The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  In addition, the Company’s ability to pay dividends is dependent on dividends received from Newport Federal.  For more information regarding restrictions on the payment of cash dividends by the Company and by Newport Federal, see “Business—Regulation and Supervision—Holding Company Regulation” and “— Regulation and Supervision—Federal Savings Institution Regulation—Limitation on Capital Distributions” and Note 10 to the Consolidated Financial Statements included in this Annual Report.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III,  Item 12(d) Equity Compensation Plan  Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2008 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s shareholders at the August 16, 2007 Annual Meeting of Stockholders.

Index

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	83,500	$11.61	83,500	308,750
November 1 - November 30	77,000	$11.21	77,00	231,570
December 1 - December 31	6,200	$11.09	6,200	225,370
Total	166,700	$11.40	166,700

(1) On July 25, 2008, the Company announced the commencement of a stock repurchase program to acquire up to 440,270 shares, or 10%, of the Company’s then outstanding common stock.  At December 31, 2008, the Company has purchased 214,900 shares under this program, at an average cost of $11.56.  Repurchases, which are conducted through open market purchases or privately negotiated transactions, are made from time to time depending on market conditions and other factors.  On March 12, 2009, the Company announced it had completed this stock repurchase program, acquiring 440,270 shares at an average cost of $11.54 per share.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2008	2007	2006

Performance Ratios:
Return on average assets	(0.22)%	0.24%	(0.59)%

Return on average equity	(1.47)	1.25	(4.32)

Interest rate spread (1)	2.76	2.68	2.97

Net interest margin (2)	3.32	3.55	3.67

Non-interest expense to average assets	3.29	3.46	4.68

Efficiency ratio (3)	90.08	85.90	84.94

Average interest-earning assets to average interest-bearing liabilities	121.01	132.77	130.13

Average equity to average assets	14.66	19.28	13.56

Capital Ratios (Bank Only):
Tangible capital	8.9	10.8	13.0

Core capital	8.9	10.8	13.0

Total risk-based capital	14.3	16.9	19.5

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.87	0.81	0.76

Allowance for loan losses as a percent of nonperforming loans	N/M	264.21	N/M

Net charge-offs to average outstanding loans during the period	0.01	0.00	0.00

Non-performing loans as a percent of total loans (4)	0.00	0.31	0.00

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)
Represents non-interest expense minus the expense related to the contribution to the NewportFed Charitable Foundation in 2006 divided by the sum of net interest income and non-interest income. The December 31, 2008 ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding the $706,000 impairment charge incurred in 2008.

(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of loans in process. Loans held for sale are included.
N/M	Not meaningful because there are no nonperforming loans and, consequently, the denominator in the ratio was zero.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income.  Newport Federal’s primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that the Bank pays on deposits and borrowings.  Other significant sources of

Index

pre-tax income are service charges (mostly from service charges on deposit accounts, loan servicing fees and income from bank-owned life insurance).  In some years, Newport Federal recognizes income from the sale of loans and securities.

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

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments, FDIC deposit insurance and other miscellaneous operating expenses.

Critical Accounting Policies

Newport Bancorp considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on results of operations to be critical accounting policies. The Company considers the allowance for loan losses, other-than-temporary impairment of securities and the valuation of the net deferred tax asset to be our critical accounting policies.

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

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management evaluates the level of the allowance at least quarterly and establishes the provision for loan losses based upon a review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectability of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Newport Federal’s allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it

Index

at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

The allowance consists of general and unallocated loss components.  For loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the general losses in the portfolio.

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

Other-Than-Temporary Impairment.

In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery  in fair value.

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

Balance Sheet Analysis

Overview.  During 2008, the Company’s assets increased by $71.1 million, or 19.7%, to $432.3 million.  The majority of the asset growth was concentrated in net loans, which increased by $39.9 million, and securities held to maturity, which increased by $21.3 million.  The asset growth was principally funded by a $40.1 million, or 38.0%, increase in borrowings, of which $15.0 million was used to purchase securities, and deposit growth of $35.8 million.

Loans.  Newport Federal’s primary lending activity is the origination of loans secured by real estate.  The Bank originates one-to-four family residential loans, commercial real estate and multi-family loans and home equity loans.  To a lesser extent, Newport Federal originates construction loans and consumer loans.  Net loans increased from $293.1 million at December 31, 2007 to $333.0 million at December 31, 2008, or 13.6%.  Net loans represented 77.03% of total assets at December 31, 2008.

Index

The largest segment of the Bank’s loan portfolio is one-to-four family residential loans, but the percentage of one-to-four family loans as a percentage of total loans decreased in both 2008 and 2007 due to increases in other lending, particularly, multi-family and commercial real estate lending.

One-to-four family loans totaled $183.8 million and represented 54.5% of total loans at December 31, 2008, compared to $169.2 million, or 57.1% of total loans at December 31, 2007.  The Bank offers fixed and adjustable rate one-to-four family residential loans. At December 31, 2008, the Bank had $164.5 million in fixed rate and $19.3 million in adjustable rate one-to-four family loans.

Commercial real estate loans totaled $93.6 million and represented 27.8% of total loans at December 31, 2008, compared to $76.9 million, or 26.0% of total loans at December 31, 2007.  The increase of $16.7 million, or 21.7%, was a result of the Company’s concerted efforts to expand its commercial loan portfolio.

Multi-family loans totaled $17.4 million, or 5.2% of total loans at December 31, 2008, compared to $9.5 million, or 3.2% of total loans at December 31, 2007.  Construction loans totaled $11.2 million, representing 3.3% of total loans at December 31, 2008, compared to $9.4 million or 3.2% of total loans at December 31, 2007.

Home equity loans and lines totaled $30.4 million, representing 9.0% of total loans at December 31, 2008, compared to $30.9 million at December 31, 2007.

The Bank also originates consumer loans secured by automobiles or passbook or certificate accounts.  Consumer loans totaled $601,000 at December 31, 2008, compared to $442,000 at December 31, 2007.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One-to-four family	$183,767	54.53%	$169,179	57.08%	$157,448	60.67%	$152,385	64.90%	$137,790	62.96%
Multi-family	17,379	5.16	9,494	3.20	9,360	3.61	6,726	2.87	5,809	2.65
Commercial	93,632	27.78	76,919	25.95	57,650	22.21	47,742	20.33	46,406	21.20
Home equity loans and lines	30,425	9.03	30,934	10.44	29,275	11.28	23,538	10.02	19,714	9.01
Total real estate-mortgage	325,203	96.50	286,526	96.67	253,733	97.77	230,391	98.12	209,719	95.82

Construction	11,204	3.32	9,427	3.18	4,685	1.80	3,151	1.34	7,712	3.52

Consumer	601	0.18	442	0.15	1,112	0.43	1,263	0.54	1,437	0.66

Total loans	337,008	100.00%	296,395	100.00%	259,530	100.00%	234,805	100.00%	218,868	100.00%

Allowance for losses	(2,924)		(2,399)		(1,973)		(1,853)		(1,655)
Net deferred loan fees	(1,055)		(912)		(791)		(626)		(602)
Loans, net	$333,029		$293,084		$256,766		$232,326		$216,611

Index

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family Real Estate Loans	Multi- Family Real Estate Loans	Commercial Real Estate Loans	Home Equity Loans & Lines
	(Dollars in thousands)
Amounts due in:
One year or less	$10	$625	$3,447	$78
More than one year to five years	4,220	3,393	11,465	2,412
More than five years to ten years	15,353	12,236	72,416	12,248
More than ten years to twenty years	38,922	304	6,213	15,687
More than twenty years	125,262	821	91	-
Total	$183,767	$17,379	$93,632	$30,425

	Construction Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$4,222	$486	$8,868
More than one year to five years	4,527	115	26,132
More than five years to ten years	2,455	-	114,708
More than ten years to twenty years	-	-	61,126
More than twenty years	-	-	126,174
Total	$11,204	$601	$337,008

The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)

Real estate-mortgage loans:
One-to-four family	$164,625	$19,132	$183,757
Multi-family	5,542	11,212	16,754
Commercial	34,611	55,574	90,185
Home equity loans and lines	18,312	12,035	30,347
Construction	-	6,982	6,982
Consumer	115	-	115
Total	$223,205	$104,935	$328,140

Index

Securities. The securities portfolio consists of mutual funds and mortgage-backed securities.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mutual funds	$6,651	$6,390	$7,117	$6,966	$6,775	$6,614

Securities held to maturity:
Mortgage-backed securities	$52,162	$54,198	$30,886	$30,751	$1,922	$1,869

All mortgage-backed securities are from government sponsored enterprises.  Newport Federal had no investments that had an aggregate book value in excess of 10% of our equity at December 31, 2008.

At December 31, 2008, the Company recognized a $706,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  The AMF Ultra Short Mortgage Fund has invested in private label mortgage-backed securities and US Government Agency and government sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $2.0 million at December 31, 2008 (net of impairment charges).

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2008.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$-	-%	$1,297	3.50%	$-	-%	$50,865	5.00%	$52,162	4.96%

Index

Deposits.  Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits.  The Bank considers demand deposits, money market and savings accounts to be core deposits.  Deposits increased $35.8 million, or 18.5%, for the year ended December 31, 2008.  Deposit growth was focused in NOW/Demand accounts, which increased by $31.5 million, or 53.2%, and money market accounts, which increased $10.8 million, or 37.5%.  These increases were partially offset by a decrease in time deposit accounts of $6.1 million, or 7.7%, and a decrease in savings accounts of $372,000, or 1.4%.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

Noninterest-bearing demand deposits	$57,982	$31,162	$30,773
Interest-bearing demand deposits	32,776	28,061	27,515
Money market deposit accounts	39,540	28,763	21,356
Regular savings	25,591	25,963	30,499
Certificates of deposit	73,234	79,336	82,831

Total	$229,123	$193,285	$192,974

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000.  The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Three months or less	$1,625
Over three through six months	3,472
Over six through twelve months	14,802
Over twelve months	2,067
Total	$21,966

Borrowings.  Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount outstanding at any month end during the year	$145,490	$105,356	$66,384
Average balance outstanding	$118,538	$56,412	$44,814
Weighted average interest rate during the year	4.02%	4.97%	5.23%
Balance outstanding at end of period	$145,438	$105,356	$34,450
Weighted average interest rate at end of year	3.73%	4.14%	5.05%

Federal Home Loan Bank advances increased by $25.0 million to $105.4 million at December 31, 2008.  During 2008, the Bank borrowed $15.0 million using a repurchase agreement.  These borrowings were used to help fund loan originations and to purchase securities held to maturity during 2008.  During 2007, the Bank borrowed $25.0 million using a repurchase agreement.

Index

Results of Operations for the Years Ended December 31, 2008 and 2007

Overview.

	2008	2007
	(Dollars in thousands)

Net income (loss)	$(848)	$757
Return on average assets	(0.22)%	0.24%
Return on average equity	(1.47)%	1.25%
Average equity to average assets	14.66%	19.28%

Net loss in 2008 was $848,000 compared to the net income of $757,000 in 2007. The decrease in non-interest income of $743,000, the increase in non-interest expenses of $2.1 million and the increase in the tax provision of $400,000, partially offset by increases in the Bank’s net interest income of $1.8 million, contributed towards the net loss in 2008.  The $1.8 million increase in net interest income was primarily the result of higher levels of interest-earning assets and an increase in the interest rate spread, partially offset by expense from borrowings utilized to fund the year’s asset growth.  The $743,000 decrease in non-interest income is primarily a result of the $706,000 impairment charge recorded for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  Non-interest expense for 2008 increased to $12.9 million from $10.8 million in 2007, an increase of 19.2%.  The increase in non-interest expense between the two years is primarily due to an increase of $1.7 million in salaries and employee benefits, an increase of $160,000 in marketing costs, an increase of $99,000 in data processing fees, and an overall increase in FDIC insurance costs and other general operating costs.  The increase in salaries and benefits is due to the stock-based compensation expense associated with stock options and restricted stock awards granted on October 1, 2007.  There was no stock-based compensation expense incurred during the first nine months of 2007.   Effective tax rates were 673.0% and 44.1% for 2008 and 2007, respectively.  The higher effective tax rate in 2008, was primarily due to an increase in the valuation reserve against deferred tax assets and the write-down of the state deferred tax assets in conjunction with the formation of a passive investment company subsidiary.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$313,126	$19,296	6.16%	$272,615	$17,195	6.31%	$248,361	$15,280	6.15%
Securities	40,778	2,079	5.10	11,203	567	5.06	8,543	386	4.52
Other interest-earning assets	9,467	269	2.83	5,975	226	3.78	12,640	425	3.36
Total interest-earning assets	363,371	21,644	5.96	289,793	17,988	6.21	269,544	16,091	5.97

Bank-owned life insurance	9,667			9,024			1,878
Noninterest-earning assets	19,549			14,480			11,335
Total assets	$392,587			$313,297			$282,757

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$43,333	983	2.27	$26,011	98	0.38	$26,404	59	0.22
Savings accounts	25,527	83	0.33	29,131	94	0.32	33,774	109	0.32
Money market accounts	34,655	1,004	2.90	23,123	900	3.89	24,211	630	2.60
Certificates of deposit	78,232	2,751	3.52	83,593	3,796	4.54	77,927	3,070	3.94
Total interest-bearing deposits	181,747	4,821	2.65	161,858	4,888	3.02	162,316	3,868	2.38

Borrowings	118,538	4,767	4.02	56,412	2,806	4.97	44,814	2,343	5.23
Total interest-bearing liabilities	300,285	9,588	3.19	218,270	7,694	3.52	207,130	6,211	3.00

Demand deposits	32,258			32,400			35,601
Noninterest-bearing liabilities	2,479			2,221			1,674
Total liabilities	335,022			252,891			244,405

Equity	57,565			60,406			38,352
Total liabilities and equity	$392,587			$313,297			$282,757

Net interest income		$12,056			$10,294			$9,880
Interest rate spread			2.77%			2.69%			2.97%
Net interest margin			3.32%			3.55%			3.67%
Average interest-earning assets to average interest- bearing liabilities			121.01%			132.77%			130.13%

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

	2008 Compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)

Interest and dividend income:
Loans	$2,486	$(384)	$2,102
Securities	1,508	4	1,512
Other interest-earning assets	74	(32)	42
Total interest-earning assets	4,068	(412)	3,656

Interest expense:
Deposits	(6,640)	6,573	(67)
Borrowings	2,374	(413)	1,961
Total interest-bearing liabilities	(4,266)	6,160	1,894
Net change in interest income	8,334	(6,572)	$1,762

Net Interest Income. Net interest income for the year ended December 31, 2008 was $12.1 million, compared to $10.3 million for year December 31, 2007, an increase of 17.1%.  The increase in net interest income is due to the increase in interest-earning assets and an increase in interest rate spread, partially offset by increased expense from borrowings utilized to fund the year’s asset growth.  The yield on interest-earning assets decreased to 5.96% in 2008 from 6.21% in 2007, a decrease of 25 basis points.  The cost of interest-bearing liabilities decreased to 3.19% in 2008 from 3.52% in 2007, a decrease of 33 basis points.  The average cost of interest-bearing demand deposits increased by 189 basis points due to the new rewards checking product, launced late in 2007. While, the total cost of other interest-bearing deposits decreased by 200 basis points from 2007 to 2008. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.   The low short-term market  interest rate environment  has also contributed towards the 95 basis points decrease in total cost of borrowings from 2007 to 2008.  The interest rate spread increased to 2.77% for 2008 from 2.69% in 2007, up 8 basis points.

Provision for Loan Losses.  The loan loss provision for the years ended December 31, 2008 and December 31, 2007 was $568,000 and $426,000, respectively.  The provision was increased primarily due to the growth and changes in the composition of the loan portfolio, including the increase in commercial mortgages and changes in general economic conditions including the slowing economy and falling housing prices.

Index

Non-Interest Income.  The following table shows the components of non-interest income and the percentage changes from year to year.

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Customer service fees	$1,801	$1,839	(2.1)%
Impairment loss on available-for-sale securities	(706)	-	-
Bank-owned life insurance	409	392	4.3
Other	72	88	(18.2)
Total	$1,576	$2,319	(32.0)%

 Non-interest income for 2008 totaled $1.6 million, a decrease of $743,000, or 32.0%, compared to 2007.  The decrease in non-interest income is primarily due to the $706,000 impairment charge recorded for the Bank’s holdings in the AMF Ultra Short Mortgage Fund.

Non-Interest Expense.  The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	2008	2007	% Change
	(Dollars in thousands)

Salaries and employee benefits	$7,836	$6,171	27.0%
Occupancy and equipment, net	1,372	1,282	7.0
Data processing	1,103	1,004	9.9
Professional fees	490	563	(13.0)
Marketing	1,245	1,085	14.7
All other	870	729	19.3
Total	$12,916	$10,834	19.2%
Efficiency ratio	90.08%	85.90%	8.85%

Total non-interest expenses for 2008 increased to $12.9 million from $10.8 million for 2007, an increase of 19.2%.  Non-interest expenses increased due to an increase in salaries and employee benefits, marketing, data processing fees, increased FDIC insurance costs and overall other operating costs.  The increase in salaries and benefits is due to the stock-based compensation expense associated with stock options and restricted stock awards granted on October 1, 2007.  There was no stock-based compensation expense incurred during the first nine months of 2007.  Data processings costs increased as a direct result of the increase in number of deposit and loan accounts maintained by the Bank’s computer systems.  Marketing expense increased primarily due to the strategic efforts devoted to marketing and advertising projects throughout the year, in addition to a strong promotional effort during the fourth quarter of 2008 for the Company’s grand opening of its new Portsmouth, Rhode Island branch in January 2009.  A decrease in professional fees during 2008 was primarily due to a reduction in professional services associated with Sarbanes-Oxley section 404 reporting.  All other expenses increased due to an overall increase in costs and FDIC insurance premiums as a result of the FDIC’s increase in rates and insurance coverage limits.  Management expects FDIC insurance costs to continue to increase in 2009, due to rate increases and special assessments declared by the FDIC.

Income Tax Expense.  The income tax expense for 2008 was $996,000 compared to an income tax expense of $596,000 for 2007.  The effective tax rates were 673.0% and 44.1% in 2008 and 2007, respectively.  The effective tax rate in 2008 includes the non-deductible compensation expense recorded for a portion of the incentive stock options and additional valuation reserves against the Company’s deferred tax assets (discussed below), and the write-down of state deferred tax assets in conjunction with the formation of a passive investment company subsidiary, which were partially offset by non-taxable BOLI income.

Index

The deferred tax assets applicable to loss carry forwards relating to the deduction for the donation to the charitable foundation in 2006 are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carry forward period.  Newport Bancorp had previously recognized a valuation allowance of $492,000 against the deferred tax asset related to this loss carry forward at December 31, 2007. This valuation allowance is assessed quarterly for recoverability.  Based on management’s assessment in the fourth quarter of 2008, the valuation allowance on this asset was increased by $250,000 due to changes in projected future taxable income.  At December 31, 2008, the valuation allowance for this deferred tax asset amounted to $742,000.

In addition, a valuation reserve of $240,000 was established against the deferred tax asset resulting from the 2008 securities impairment loss, as the Bank has no history of capital gains to carryback.

On December 31, 2008, the Bank established NewportFed Investments, Inc., a passive investment company subsidiary allowed under Rhode Island state law to hold certain investments consisting primarily of commercial mortgages and loans.  Such assets were transferred from Newport Federal Savings Bank to this subsidiary, and as of December 31, 2008, the subsidiary had $119.8 million of assets.  Based on current Rhode Island state law, it is expected that future income from assets held by this subsidiary will not be taxable to the Company for state income tax purposes.  As a result, the Company incurred additional income tax provision of $300,000 during this quarter in connection with a revaluation of the Company’s deferred state tax asset.

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

When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due a late notice is sent to the borrower.  When the loan becomes 18 days past due, a more formal letter is sent.  When a loan becomes 25 days past due, the borrower is typically called.  After 30 days, the Bank regards the borrower as in default.  The borrower is promptly sent a letter from the Bank’s attorney and the Bank may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 60 days past due, the Bank institutes collection proceedings and attempts to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that it owns.

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

Index

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans:
Real estate mortgage:
One-to-four family	$–	$–	$–	$–	$78
Commercial	–	908	–	–	–
Total	–	908	–	–	78

Accruing loans past due 90 days or more	–	–	–	–	–
Total nonperforming loans	–	908	–	–	78

Real estate owned	–	–	–	–	–
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$–	$908	$–	$–	$78

Total nonperforming loans to total loans	0.00%	0.31%	0.00%	0.00%	0.04%
Total nonperforming loans to total assets	0.00%	0.25%	0.00%	0.00%	0.03%
Total nonperforming assets to total assets	0.00%	0.25%	0.00%	0.00%	0.03%

Federal regulations require the Newport Federal to review and classify the Bank’s assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When the Bank classifies an asset as substandard or doubtful, the asset is assessed for impairment, and a specific allowance for loan losses is established when appropriate.  If Newport Federal classifies an asset as loss, it is charged off at an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

Special mention assets	$73	$-	$-
Substandard assets	-	908	-
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$73	$908	$-

Index

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)

Real estate mortgage:
One-to-four family	$688	$118	$468	$82	$59	$-
Commercial	336	-	-	76	295	-
Consumer	-	-	-	7	-	-
Total	$1,024	$118	$468	$165	$354	$-
Delinquent loans to total loans	0.31%	0.04%	0.16%	0.06%	0.14%	0.00%

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

The Bank engages an independent third party to conduct an annual review of its commercial real estate portfolio.  This loan review, which typically includes a 50% penetration of the commercial real estate portfolio, provides a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require the Bank to make additional provisions for loan losses based on judgments different from ours.

Index

At December 31, 2008 and 2007, the allowance for loan losses represented 0.87% and 0.81% of total loans, respectively.  No portion of the allowance was allocated to impaired loans at December 31, 2008 or 2007.  The allowance for loan losses increased from $2,399,000 at December 31, 2007, to $2,924,000 at December 31, 2008, or 21.9%.  The increase in 2008, was primarily due to the growth, changes in the composition of the loan portfolio and changes in general economic conditions. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio and the increase in the percentage used to calculate the allowance on such loans due to general economic conditions.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate mortgage:
One-to-four family	$916	31.33%	54.53%	$835	34.80%	57.08%
Multi-family	260	8.89	5.16	137	5.71	3.20
Commercial	1,404	48.02	27.78	1,115	46.48	25.95
Home equity loans and lines	167	5.71	9.03	170	7.09	10.44
Construction	168	5.74	3.32	136	5.67	3.18
Other consumer	9	0.31	0.18	6	0.25	0.15
Total allowance for loan losses	$2,924	100.00%	100.00%	$2,399	100.00%	100.00%

	At December 31,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate mortgage:	(Dollars in thousands)
One-to-four family	$787	39.89%	60.67%	$912	49.22%	64.90%	$776	46.89%	62.96%
Multi-family	121	6.13	3.61	81	4.37	2.87	65	3.93	2.65
Commercial	749	37.96	22.21	573	30.92	20.33	520	31.42	21.20
Home equity loans and lines	241	12.22	11.28	234	12.63	10.02	192	11.60	9.01
Construction	61	3.09	1.80	38	2.05	1.34	86	5.19	3.53
Other consumer	14	0.71	0.43	15	0.81	0.54	16	0.97	0.65
Total allowance for loan losses	$1,973	100.00%	100.00%	$1,853	100.00%	100.00%	$1,655	100.00%	100.00%

Although management believes the best information available was used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require an increase in the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.  Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$2,399	$1,973	$1,853	$1,655	$1,511
Provision for loan losses	568	426	120	198	144
Charge offs:
Real estate mortgage:
One-to-four family	–	–	–	–	–
Non-residential	–	–	–	–	–
Home equity loans and lines	40	–	–	–	–
Consumer loans	7	–	–	–	–
Total charge-offs	47	–	–	–	–

Recoveries:
Real estate mortgage:
One-to-four family	–	–	–	–	–
Non-residential	–	–	–	–	–
Home equity loans and lines	–	–	–	–	–
Consumer loans	4	–	–	–	–
Total recoveries	4	–	–	–	–
Net charge-offs	43	–	–	–	–

Balance at end of period	$2,924	$2,399	$1,973	$1,853	$1,655

Net charge-offs to average loans outstanding during the period	0.01%	0.00%	0.00%	0.00%	0.00%

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

Quantitative Aspects of Market Risk.   The Company uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  Newport

Index

Bancorp measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in the net portfolio value at September 30, 2008 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at December 31, 2008 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$35,635	$-15,360	-30	9.02%	-315
200	40,852	-10,144	-20	10.13%	-204
100	46,103	-4,893	-10	11.21%	-96
50	48,608	-2,388	-5	11.70%	-46
0	50,995	0	0	12.17%	0
(50)	52,283	1,288	3	12.38%	21
(100)	53,493	2,497	5	12.58%	42

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

The table below sets forth, as of November 30, 2008, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Bank expects that its percentage change in estimated net interest income over the next 12 months and from months 13-24 at December 31, 2008 is consistent with the table below.

Index

	% Change in Estimated	% Change in Estimated
	Net Interest Income Over	Net Interest Income Over
	the Next 12 Months	Months 13-24
200 basis point increase in rates	0.1%	(13.8)%
Flat interest rates	0.0%	(5.0)%
100 basis point decrease in rates	0.6%	(5.5)%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to increase net interest income by 0.1% over a 12-month horizon, and decrease net interest income by 13.8% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 (BP) and an increase in money market rates of 150 basis points.  These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 0.6% over the 12 month horizon and a decrease of 5.5% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 30-50 BP, savings rates decreasing 20-33 BP and a decrease in money market rates of 100 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

The table below shows Newport Bancorp’s interest sensitivity gap position at December 31, 2008, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 26%, 32% and 10%, respectively.

Index

	Repricing Gap as of December 31, 2008

		More than	More than	More than
	Up to	One Year to	Two Years	Three Years	More than
	One Year	Two Years	to Three Years	to Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,868	$9,372	$5,797	$10,963	$302,008	$337,008
Securities	6,390	1,297	-	-	50,865	58,552
Short-term investments	3,037	-	-	-	-	3,037
Total interest-earning assets	18,295	10,669	5,797	10,963	352,873	398,597

Interest-bearing liabilities:
Savings deposits	5,118	4,095	3,275	2,621	10,482	25,591
Money market deposits	7,908	6,326	5,061	4,049	16,196	39,540
Interest-bearing demand deposits	11,596	9,277	7,422	5,937	23,749	57,981
Certificates of deposits	66,777	1,858	3,178	941	480	73,234
Borrowings	15,248	17,000	14,218	14,472	84,500	145,438
Total interest-bearing liabilities	106,648	38,556	33,154	28,020	135,407	341,785
Interest rate sensitivity gap	$(88,353)	$(27,887)	$(27,357)	$(17,057)	$217,466	$56,812

Interest rate sensitivity gap as a % of total assets	(20.44%)	(6.45%)	(6.33%)	(3.95%)	50.30%
Cum. interest rate sensitivity gap	$(88,353)	$(116,240)	$(143,598)	$(160,655)	$56,811

Cum. interest rate sensitivity gap as a % of total assets	(20.44%)	(26.89%)	(33.21%)	(37.16%)	13.14%

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

The most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on the operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $9.7 million.  Securities classified as available for sale and whose market value exceeds their cost provide an additional source of liquidity.  Securities classified as available for sale totaled $6.4 million at December 31, 2008.  In addition, at December 31, 2008, we had the ability to borrow a total of approximately $28.9 million of additional advances from the Federal Home Loan Bank of Boston.  On December 31, 2008, we had $105.4 million of advances outstanding.

Index

At December 31, 2008, the Bank had $36.3 million in loan commitments outstanding, which consisted of $8.9 million of real estate loan commitments, $14.9 million in unused home equity lines of credit, $9.0 million in construction loan commitments and $3.5 million in commercial lines of credit commitments.  Certificates of deposit due within one year of December 31, 2008 totaled $66.8 million, or 91.2% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008.  The Bank believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank.  Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Resources.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements.  In the normal course of operations, Newport Federal engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about the Company’s loan commitments and unused lines of credit, see Note 12 to the Consolidated Financial Statements included in this Annual Report.

For the year ended December 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of

Index

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2008. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Newport Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets;

Index

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The following table sets forth information as of December 31, 2008 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	437,900	$12.53	49,934

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	437,900	$12.53	49,934

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Newport Bancorp, Inc. (1)
3.2	Bylaws of Newport Bancorp, Inc.
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (1)
10.1	Amended and Restated Supplemental Executive Retirement Plan
10.2	First Amendment to Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement
10.3	Amended and Restated Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy
10.4	Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Kevin M. McCarthy
10.5	Amended and Restated Amendment to the Employment Agreement between Newport Federal Savings Bank and Nino Moscardi
10.6	Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Nino Moscardi
10.7	Amended and Restated Employment Agreement between Newport Federal Savings Bank and Ray Gilmore
10.8	Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Bruce A. Walsh
10.9	Amended and Restated Change in Control Agreement between Newport Federal Savings Bank and Bruce A. Walsh
10.10	Amended and Restated Change in Control Agreement between Newport Federal Savings Bank and Carol R. Silven
10.11	Amended and Restated Change in Control Agreement between Newport Federal Savings Bank and Paul F. Nardone
10.12	Form of First Amendment to Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Carol R. Silven, Kevin M. McCarthy, Nino Moscardi, Bruce A. Walsh and Ray D. Gilmore, II
10.13	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Bruce A. Walsh (2)
10.14
Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (2)

21.0	List of Subsidiaries (3)
23.0	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Index

______________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(3)	Incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: March 27, 2009	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer,	March 27, 2009
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and Chief	March 27, 2009
Bruce A. Walsh	Financial Officer
(principal accounting and
financial officer)

/s/ John N. Conti	Director	March 27, 2009
John N. Conti

/s/ Peter T. Crowley	Director	March 27, 2009
Peter T. Crowley

/s/ William R. Harvey	Director	March 27, 2009
William R. Harvey

/s/ Michael J. Hayes	Director	March 27, 2009
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 27, 2009
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 27, 2009
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 27, 2009
Robert S. Lazar

Index

/s/ Arthur P. Macauley	Director	March 27, 2009
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 27, 2009
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 27, 2009
Kathleen A. Nealon

/s/ Michael S. Pinto	Director	March 27, 2009
Michael S. Pinto

/s/ Alicia S. Quirk	Director	March 27, 2009
Alicia S. Quirk

/s/ Peter W. Rector	Director	March 27, 2009
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	March 27, 2009
Barbara Saccucci Radebach

Index

NEWPORT BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

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

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors
Newport Bancorp, Inc.
Newport, Rhode Island

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 19, 2009

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

ASSETS

	2008	2007
	(In thousands)

Cash and due from banks	$6,628	$6,646
Short-term investments	3,037	59
Cash and cash equivalents	9,665	6,705

Securities available for sale, at fair value	6,390	6,966
Securities held to maturity, at amortized cost	52,162	30,886
Federal Home Loan Bank stock, at cost	5,556	4,163
Loans	335,953	295,483
Allowance for loan losses	(2,924)	(2,399)
Loans, net	333,029	293,084

Premises and equipment, net	10,722	5,849
Accrued interest receivable	1,429	1,269
Net deferred tax asset	2,342	2,313
Bank-owned life insurance	9,918	9,509
Other assets	1,122	515

Total assets	$432,335	$361,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$229,123	$193,285
Short-term borrowings	4,000	5,809
Long-term borrowings	141,438	99,547
Accrued expenses and other liabilities	3,461	3,666
Total liabilities	378,022	302,307

Commitments and contingencies (Notes 5, 10 and 11)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,438	50,023
Retained earnings	16,324	17,234
Unearned compensation (468,320 and 533,365 shares at December 31, 2008 and 2007, respectively)	(4,294)	(5,548)
Treasury stock (655,935 and 213,660 shares at at December 31, 2008 and 2007, respectively)	(7,943)	(2,655)
Accumulated other comprehensive loss	(261)	(151)
Total stockholders' equity	54,313	58,952

Total liabilities and stockholders' equity	$432,335	$361,259

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$19,296	$17,195
Securities	2,079	567
Federal Home Loan Bank stock	174	177
Other interest-earning assets	95	49
Total interest and dividend income	21,644	17,988

Interest expense:
Deposits	4,821	4,888
Short-term borrowings	40	349
Long-term borrowings	4,727	2,457
Total interest expense	9,588	7,694

Net interest income	12,056	10,294
Provision for loan losses	568	426
Net interest income, after provision for loan losses	11,488	9,868

Non-interest income:
Customer service fees	1,801	1,839
Impairment loss on available-for-sale securities	(706)	-
Bank-owned life insurance	409	392
Miscellaneous	72	88
Total non-interest income	1,576	2,319

Non-interest expenses:
Salaries and employee benefits	7,836	6,171
Occupancy and equipment	1,372	1,282
Data processing	1,103	1,004
Professional fees	490	563
Marketing	1,245	1,085
Other general and administrative	870	729
Total non-interest expenses	12,916	10,834

Income before income taxes	148	1,353

Provision for income taxes	996	596

Net income (loss)	$(848)	$757

Weighted average shares outstanding:
Basic	4,128,677	4,481,203
Diluted	4,128,677	4,481,203
Earnings (loss) per share:
Basic	$(0.21)	$0.17
Diluted	$(0.21)	0.17

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Total
	(Dollars in thousands)

Balance at December 31, 2006	4,878,349	$49	$47,258	$16,477	$(3,643)	$-	$(161)	$59,980
Comprehensive income:
Net income	-	-	-	757	-	-	-	757
Net unrealized gain on securities available for sale	-	-	-	-	-	-	10	10
Total comprehensive income								767
Restricted stock granted in connection with equity incentive plan (195,133 shares)	-	-	2,445	-	(2,445)	-	-	-
Stock-based compensation - restricted stock	-	-	-	-	279	-	-	279
Stock-based compensation - options	-	-	241	-	-	-	-	241
Release of ESOP shares (26,018 shares)	-	-	79	-	261	-	-	340
Purchase of treasury shares (213,660 shares)	-	-	-	-	-	(2,655)	-	(2,655)
Balance at December 31, 2007	4,878,349	49	50,023	17,234	(5,548)	(2,655)	(151)	58,952

Comprehensive loss:
Net loss	-	-	-	(848)	-	-	-	(848)
Net unrealized loss on securities available for sale, net of reclassification adjustment of $706,000 for impaired loss on available-for-sale securities	-	-	-	-	-	-	(110)	(110)
Total comprehensive loss								(958)

Impact of adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation - restricted stock	-	-	-	-	994	-	-	994
Stock-based compensation - options	-	-	858	-	-	-	-	858
Release of ESOP shares (26,018 shares)	-	-	49	-	260	-	-	309
Issuance of treasury stock in connection with restricted stock plan (39,027 shares)	-	-	(492)	-	-	492	-	-
Purchase of treasury shares (481,302 shares)	-	-	-	-	-	(5,780)	-	(5,780)
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(848)	$757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	568	426
Accretion of securities held to maturity	(106)	(23)
Impairment loss on available-for-sale securities	706	-
Amortization of net deferred loan fees	(249)	(159)
Depreciation and amortization of premises and equipment	608	619
Stock-based compensation and ESOP allocation	2,161	860
Deferred income tax benefit	(29)	(462)
Income from bank-owned life insurance	(409)	(392)
Net change in:
Accrued interest receivable	(160)	(242)
Other assets	(607)	371
Accrued expenses and other liabilities	(267)	626
Net cash provided by operating activities	1,368	2,381

Cash flows from investing activities:
Purchase of held-to-maturity securities	(24,253)	(29,421)
Reinvested dividends on mutual funds	(240)	(342)
Principal payments received on securities held to maturity	3,083	480
Purchase of bank-owned life insurance	-	(3,500)
Purchase of Federal Home Loan Bank stock	(1,393)	(1,773)
Loan originations, net of principal payments	(40,264)	(36,585)
Additions to premises and equipment	(5,481)	(369)
Net cash used by investing activities	(68,548)	(71,510)

 (continued)

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2008 and 2007

	2008	2007
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	35,838	311
Net (decrease) increase in borrowings with maturities of three months or less	(1,809)	3,309
Proceeds from borrowings with maturities in excess of three months	49,500	70,500
Repayment of borrowings with maturities in excess of three months	(7,609)	(2,903)
Purchase of treasury stock	(5,780)	(2,655)
Net cash provided by financing activities	70,140	68,562

Net change in cash and cash equivalents	2,960	(567)

Cash and cash equivalents at beginning of year	6,705	7,272

Cash and cash equivalents at end of year	$9,665	$6,705

Cash paid during the year for:
Interest on deposit accounts	$5,594	$4,943
Interest on borrowings	4,682	2,554
Income taxes, net of refunds	1,258	954

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank”).  The Bank has one wholly-owned subsidiary, Newport Federal Investments, Inc., which was established in December 2008 to hold certain investments, consisting primarily of commercial mortgages and loans. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Reclassification

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2008, no impairment has been recognized.

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

Loans (concluded)

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

The allowance consists of allocated and general loss components.  For loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans

The Company measures and recognizes compensation cost relating to stock-based compensation transactions based on the grant-date fair value of the equity instruments issued.  Stock-based compensation is recognized over the period the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.  Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS reflects additional common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (stock options and unvested restricted stock) were issued during the period.  Common stock equivalents of 594,006 and 633,033 that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because they were anti-dilutive for the years ended December 31, 2008 and 2007, respectively.  Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this Statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.  See Note 13.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  FSP 157-3 did not have an impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.  This Statement was adopted by the Company on January 1, 2008 and did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The result of adopting this EITF on January 1, 2008 was a decrease to retained earnings in the amount of $62,000.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities.  This Statement is intended to enhance the current disclosure framework in Statement 133.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2008 and 2007, these reserve balances amounted to $5,451,000 and $2,904,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2008

Securities Available for Sale

Mutual funds - bond funds	$6,651	$-	$(261)	$6,390

Securities Held to Maturity

Mortgage-backed securities	$52,162	$2,040	$(4)	$54,198

December 31, 2007

Securities Available for Sale

Mutual funds - bond funds	$7,117	$-	$(151)	$6,966

Securities Held to Maturity

Mortgage-backed securities	$30,886	$3	$(138)	$30,751

Mortgage-backed securities consist primarily of participation certificates guaranteed by the Federal National Mortgage Association.

At December 31, 2008 and 2007, mortgage-backed securities were pledged to secure repurchase agreements (see Note 7).

There were no sales of securities for the years ended December 31, 2008 and 2007.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2008

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$261	$4,404

Securities Held to Maturity
Mortgage-backed securities	-	-	4	1,293

Total temporarily impaired securities	$-	$-	$265	$5,697

December 31, 2007

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$151	$6,966

Securities Held to Maturity
Mortgage-backed securities	105	29,124	33	1,571

Total temporarily impaired securities	$105	$29,124	$184	$8,537

At December 31, 2008, two mutual funds have unrealized losses with aggregate depreciation of 5.6% from the Company’s cost basis.  Neither of the funds have reduced or eliminated their dividend payments.  The Company has determined that these unrealized losses relate primarily to illiquidity in the market for the securities underlying these funds and not to credit issues.  The Company has the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of the fair value.  The effective duration of these funds range from 1.5 years to 2.7 years.  The Company has reviewed the financial condition of the issuers and has determined that none of the declines are other than temporary.

At December 31, 2008, one mortgage-backed security is in an unrealized loss position which relates primarily to changes in interest rates and as the Company has the intent and ability to hold this security until maturity, the decline is deemed not to be other than temporary.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (concluded)

At December 31, 2008, the Company recognized a $706,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  This fund has invested in private-label mortgage-backed securities and U.S. Government agency and government-sponsored enterprise securities.  Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $2.0 million at December 31, 2008 (net of impairment charges).

In February 2008, the redemption-in-kind provisions of two of the Company’s mutual fund investments, with an aggregate carrying value of $4,074,000 at December 31, 2008, were activated as a result of current market conditions.  In addition, cash redemptions for these funds have been restricted to $250,000 over any ninety day period.  Redemptions in excess of this amount may be done in-kind.  Management does not intend to redeem these funds.

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2008	2007
	(In thousands)
Mortgage loans:
One-to-four family residential	$183,767	$169,179
Multi-family residential	17,379	9,494
Commercial	93,632	76,919
Equity loans and lines of credit	30,425	30,934
Construction	11,204	9,427
	336,407	295,953
Personal installment	601	442
Total loans	337,008	296,395

Less: Allowance for loan losses	(2,924)	(2,399)
Net deferred loan fees	(1,055)	(912)

Loans, net	$333,029	$293,084

Loans sold and serviced for others amounted to $13,775,000 and $15,231,000 at December 31, 2008 and 2007, respectively, which are primarily sold without recourse.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (concluded)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$2,399	$1,973
Provision for loan losses	568	426
Loans charged-off	(47)	-
Recoveries of loans previously charged-off	4	-

Balance at end of year	$2,924	$2,399

There were no non-accrual or impaired loans at December 31, 2008.  At December 31, 2007, non-accrual and impaired loans amounted to $908,000, with no related valuation allowance.  There were no additional funds committed to be advanced in connection with impaired loans.  For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans amounted to $378,000 and $326,000, respectively.  There was $19,000 of interest income recognized on impaired loans during 2008, on the cash basis.  The Bank recognized no interest income on impaired loans during 2007.  At December 31, 2008 and 2007, there were no loans greater than ninety days past due and still accruing interest.

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2008	2007	Useful Life
	(In thousands)

Land	$538	$538	N/A
Building and improvements	5,180	5,180	20-40 years
Leasehold improvements	1,285	1,272	10-20 years
Furniture, fixtures and equipment	3,140	2,977	3-10 years
Construction in progress	5,555	348	N/A
	15,698	10,315
Less accumulated depreciation and amortization	(4,976)	(4,466)

	$10,722	$5,849

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PREMISES AND EQUIPMENT (concluded)

Depreciation and amortization expense for each of the years ended December 31, 2008 and 2007 amounted to $608,000 and $619,000, respectively.

Construction in progress primarily represents costs incurred to date in connection with proposed new branches in Portsmouth, RI, and Stonington, CT, and renovations to the main office in Newport, RI.  At December 31, 2008, total commitments related to the construction in progress total $5,085,000.  The Portsmouth, RI branch was completed in January 2009 at a total cost of $7,760,000.

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2008	2007
	(In thousands)

NOW and demand	$90,758	$59,223
Money market	39,540	28,763
Regular	25,591	25,963
Total non-certificate accounts	155,889	113,949

Term deposit certificates	73,234	79,336

Total deposits	$229,123	$193,285

The aggregate amount of time deposit accounts with balances over $100,000 amounted to $21,966,000 and $23,916,000 at December 31, 2008 and 2007, respectively.

A summary of certificate accounts is as follows:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing in:
2008	$-	-%	$76,058	4.41%
2009	66,777	3.01	1,707	3.08
2010	1,858	3.48	1,189	4.17
2011	3,178	3.53	183	3.73
2012	941	4.02	199	3.20
Thereafter	480	3.66	-	-

	$73,234	3.06%	$79,336	4.37%

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	BORROWINGS

Short-term Borrowings

Short-term borrowings consist of Federal Home Loan Bank of Boston (“FHLB”) advances, which mature within one year at a weighted average rate of 0.46% and 4.41% at December 31, 2008 and 2007, respectively.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2008 and 2007, this line of credit amounted to $3,000,000. There were no amounts outstanding at December 31, 2008.  At December 31, 2007, $1,809,000 was outstanding and is included in short-term borrowings.

Long-term Borrowings

FHLB Advances

Long-term borrowings include the following FHLB advances:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2008	$-	-%	$7,000	5.78%
2009	11,248	4.98	11,642	4.96
2010*	17,000	4.44	9,500	5.16
2011	14,218	4.18	4,290	5.53
2012	14,472	4.76	14,615	4.75
2013*	23,500	3.22	5,000	4.28
Thereafter*	21,000	3.92	22,500	4.02

	$101,438	4.12%	$74,547	4.72%

*	Includes advances callable within one year aggregating $36,500,000 with a weighted average rate of 3.47% at December 31, 2008.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At December 31, 2008 and 2007, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $194,185,000 and $143,520,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BORROWINGS (concluded)

Long-term Borrowings (concluded)

Repurchase Agreements

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%.  This agreement matures on November 21, 2013, and is callable on November 21, 2010 and each quarter thereafter.

During 2007, the Company entered into a repurchase agreement for $25,000,000 at a rate of 3.36%, subject to adjustment if 3-month LIBOR exceeds 5.05%.  On November 29, 2009 the rate becomes fixed at 3.36%.  This agreement matures on November 29, 2012, and is callable on November 29, 2009 and each quarter thereafter.

The amount of securities collateralizing these agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Mortgage-backed securities pledged to secure these agreements have a carrying value of $52,121,000 and $29,804,000 and a fair value of $54,154,000 and $29,124,000 at December 31, 2008 and 2007, respectively.

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Current tax provision:
Federal	$823	$821
State	202	237
	1,025	1,058
Deferred tax benefit (provision):
Federal	(880)	(389)
State	361	(101)
	(519)	(490)
Change in valuation allowance	490	28
	(29)	(462)

Total tax provision	$996	$596

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax provision and the actual income tax provision are summarized as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

Statutory tax provision at 34%	$50	$460
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	72	90
Impact of establishment of RI passive investment corporation	300	-
Change in valuation allowance	490	28
Bank-owned life insurance	(139)	(131)
Stock-based compensation and ESOP Plan	227	125
Other	(4)	24

Total tax provision	$996	$596

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax asset:
Federal	$3,183	$2,336
State	271	679
	3,454	3,015
Valuation allowance	(982)	(492)
	2,472	2,523
Deferred tax liability:
Federal	(130)	(164)
State	-	(46)
	(130)	(210)

Net deferred tax asset	$2,342	$2,313

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2008	2007
	(In thousands)

Allowance for loan losses	$863	$804
Depreciation and amortization	54	(57)
Net deferred loan fees	349	351
Charitable contribution carryover	1,171	1,268
Stock options and awards	345	177
Employee benefit plans	280	246
Impairment loss on available for sale securities	240	-
Other, net	22	16
	3,324	2,805
Valuation allowance	(982)	(492)

Net deferred tax asset	$2,342	$2,313

At December 31, 2008, the Company has a charitable contribution carryforward in the amount of $2,935,000, which will expire in 2011, if not fully utilized.  The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $742,000 and $492,000 was required for the years ended December 31, 2008 and 2007, respectively, due to the possible limitation of the charitable contribution deduction.

In addition, as a result of an impairment loss recognized during 2008 and no history of capital gains, an additional valuation reserve of $240,000 was established.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirement

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Federal Savings and Loan Holding Companies are not subject to any regulatory capital requirements by the Office of Thrift Supervision.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it was subject.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHOLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

As of December 31, 2008, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008

Total capital to risk weighted assets	$41,128	14.3%	$22,973	8.0%	$28,717	10.0%

Tier 1 capital to risk weighted assets	38,265	13.3	11,487	4.0	17,230	6.0

Tier 1 capital to adjusted total assets	38,265	8.9	12,947	3.0	21,578	5.0

Tangible capital to adjusted total assets	38,265	8.9	6,474	1.5	N/A	N/A

December 31, 2007

Total capital to risk weighted assets	$41,152	16.9%	$19,476	8.0%	$24,345	10.0%

Tier 1 capital to risk weighted assets	38,814	15.9	9,738	4.0	14,607	6.0

Tier 1 capital to adjusted total assets	38,814	10.8	10,814	3.0	18,023	5.0

Tangible capital to adjusted total assets	38,814	10.8	5,407	1.5	N/A	N/A

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHOLDERS’ EQUITY (concluded)

Other Capital Restrictions (concluded)

At December 31, 2008 and 2007, the Bank’s retained net income available for the payment of dividends was $1,354,000 and $2,039,000, respectively.  Accordingly, $36,911,000 and $36,774,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, funds available for loans or advances by the Bank to the Company amounted to $1,947,000 and $2,022,000, respectively.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Conversion, the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.  At December 31, 2008, the balance remaining in the liquidation account amounted to $11,588,000.

Share Repurchase Plan

In 2007, the Board of Directors approved a stock repurchase program to acquire up to 243,917 shares, or 5%, of its outstanding common stock.  This repurchase program was completed on January 31, 2008.  In addition, in February 2008, the Board of Directors approved a second stock repurchase program to acquire up to 5% of the Company’s outstanding common stock.  This stock repurchase program was completed in July 2008 upon acquiring 231,721 shares at an average cost of $12.45 per share.  In July 2008, the Board of Directors approved a third stock repurchase program to acquire up to 440,270 shares, or 10%, of its outstanding common stock.  As of December 31, 2008, 214,900 shares have been purchased under this program at an average cost of $11.56, leaving 225,370 shares available for possible future repurchases.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank is a participant in the defined benefit plan of the Financial Institutions Retirement Fund.  The Plan is a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank.  Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one consecutive twelve-month period, beginning with such employee’s date of employment, automatically becomes a participant in the Plan.  Participants become vested after completion of five years of service measured from their date of hire.  Pension expense under this Plan amounted to $296,000 and $318,000 for the years ended December 31, 2008 and 2007, respectively.

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws.  Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan.  The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%.  The Bank’s total contribution for the years ended December 31, 2008 and 2007 amounted to $206,000 and $222,000, respectively.

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance.  The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee.  Incentive compensation expense for the years ended December 31, 2008 and 2007 amounted to $211,000 and $322,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank has a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan.  The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements.  The related expense for the years ended December 31, 2008 and 2007 amounted to $168,000 and $180,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Supplemental Executive and Director Retirement Plans (concluded)

In addition, the Bank has a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan.  The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2008 and 2007 amounted to $41,000 and $45,000, respectively.

The accrued liability for these Plans is included in accrued expenses and other liabilities on the consolidated balance sheets and amounted to $822,000 and $613,000 at December 31, 2008 and 2007, respectively.

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company.  The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Prior to January 1, 2008, no liability had been recognized on the consolidated balance sheet for such death benefits.  On January 1, 2008, the Company adopted EITF 06-4 (see Note 1).  As a result, the Company recognized a liability for future death benefits in the amount of $62,000 by cumulatively adjusting retained earnings as of January 1, 2008 and recognized related expense of $31,000 for the year ended December 31, 2008.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Newport Federal Savings Bank Employee Stock Ownership Trust of $3,903,000, which was used to purchase 390,268 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears interest equal to 8.25% and provides for annual payments of interest and principal over the 15-year term of the loan.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (continued)

At December 31, 2008, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2009	$172
2010	186
2011	201
2012	218
2013	236
Thereafter	2,296

$3,309

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Cash dividends paid on allocated shares will be distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

Shares held by the ESOP include the following:

	December 31,
	2008	2007

Allocated	52,036	26,018
Committed to be allocated	26,018	26,018
Unallocated	312,214	338,232

	390,268	390,268

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

The fair value of unallocated ESOP shares was $3,587,000 and $3,991,000 at December 31, 2008 and 2007, respectively.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total compensation expense recognized in connection with the ESOP was $309,000 and $340,000 for the years ended December 31, 2008 and 2007, respectively.

Stock Compensation Plans

In accordance with the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), the Company awarded 437,900 stock options and 195,133 shares of restricted stock to eligible participants on October 1, 2007.  The 2007 Plan provides for total awards of 487,834 stock options and 195,133 shares of restricted stock, leaving 49,934 stock options available for future awards.  The shares of common stock underlying any awards that are forfeited, cancelled or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.  The exercise price of options granted under the plan is equal to the market value of the underlying common stock on the date of grant.  Stock options and restricted stock granted under the 2007 Plan vest over five years and options expire no later than ten years from the date of grant.  Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest.

The fair value of the stock options granted in 2007 were estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

Expected volatility	28%
Expected option term	6.5 years
Interest rate (risk free)	4.31%
Expected annual dividend yield	0%

There were no stock options granted during 2008.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Stock Compensation Plans (continued)

The expected volatility was determined based on the review of the experience of peer companies who are similar in size.  The volatility is calculated over the expected term of the grant.  The expected term is determined using the average of the mathematical mean of the vesting period and the full term of the option rather than estimating based on historical experience.  The risk-free interest rate for a period equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table presents the activity for the 2007 Plan as of and for the year ended December 31, 2008:

					Non-vested
	Stock Options				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value

Outstanding at beginning of year	437,900	$12.53			195,133	$12.53
Granted	-	-			-	-
Vesting of restricted stock	-	-			(39,027)	12.53
Cancelled (forfeited and expired)	-	-			-	-

Outstanding at end of year	437,900	$12.53	8.75	$-	156,106	$12.53

Options exercisable at end of year	87,580	$12.53	8.75	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.49 as of December 31, 2008 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of December 31, 2008, therefore the options have no intrinsic value.  The weighted-average grant-date fair values of options granted during the year ended December 31, 2007 was $4.82.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Stock Compensation Plans (concluded)

For the years ended December 31, 2008 and 2007, the Company recognized compensation cost for stock options of $858,000 and $241,000, respectively, with a related tax benefit of $82,000 and $27,000, respectively.  For the years ended December 31, 2008 and 2007, the Company recognized compensation cost for restricted stock awards of $994,000 and $279,000, respectively, with a related tax benefit of $338,000 and $111,000, respectively.  The Company is employing an accelerated method of expense recognition for options and restricted stock awards.  The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2009	2010	2011	2012	Total
	(In thousands)

Stock options	$489	$295	$164	$63	$1,011
Restricted stock	566	342	189	73	1,170

	$1,055	$637	$353	$136	$2,181

11.         OTHER COMMITMENTS AND CONTINGENCIES

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (continued)

Loan Commitments (concluded)

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
	(In thousands)

Commitments to grant loans	$8,853	$4,778
Unadvanced funds on equity lines of credit	14,890	14,934
Unadvanced funds on construction loans	9,023	4,482
Unadvanced funds on commercial lines of credit	3,533	2,771

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

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to banking premises, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)

2009	$202
2010	202
2011	163
2012	137
2013	137
Thereafter	2,265

$3,106

The leases contain options to extend for periods from five to fifty years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2008 and 2007 amounted to $104,000 and $97,000, respectively.

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

12.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates.  Activity is as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$5,807	$5,608
Originations	216	1,013
Principal payments	(818)	(814)

Balance at end of year	$5,205	$5,807

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with Statement No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair Value Hierarchy (continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Securities available for sale:  Fair values are based on the net asset values (“NAV”) of the mutual funds.  The NAV is determined based on the fair values of the individual securities within the fund divided by the number of shares outstanding.  The funds’ debt securities are valued at market quotations obtained from independent pricing services, or, for certain securities, a fixed income pricing methodology using factors such as 1) information obtained with respect to market transactions in such securities or comparable securities; (2) the price and extent of public trading in similar securities of the issuer or comparable securities; (3) the fundamental analytical data relating to the investment and; (4) quotations from broker/dealers, yields, maturities, ratings and various relationships between securities.  The valuation process also takes into consideration factors such as interest rate changes, movements in credit spreads, default rate assumptions, prepayment assumptions, type and quality of collateral, and security seasoning.

Securities held to maturity:  Fair values are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

FHLB stock:  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

Loans:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms, adjusted for credit risk.

Accrued interest:  The carrying amounts of accrued interest approximate fair values.

Deposits:  The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair Value Hierarchy (concluded)

Short-term borrowings:  The carrying amounts of short-term borrowings approximate fair value.

Long-term borrowings:  Fair values of long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of off-balance-sheet instruments are immaterial.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2008
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Securities available for sale	$-	$6,390	$-	$6,390

The Company’s assets measured at fair value are grouped in the Level 2 category because the valuation technique used is based on the net asset values of the funds which use observable inputs that can be corroborated by observable market data for substantially the full term of the assets.

The Company does not measure any liabilities at fair value on a recurring basis and does not measure any assets or liabilities at fair value on a non-recurring basis.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Summary of Fair Value of Financial Instruments

As required under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$9,665	$9,665	$6,705	$6,705
Securities available for sale	6,390	6,390	6,966	6,966
Securities held to maturity	52,162	54,198	30,886	30,751
FHLB stock	5,556	5,556	4,163	4,163
Loans, net	333,029	350,965	293,084	292,229
Accrued interest receivable	1,429	1,429	1,269	1,269

Financial liabilities:
Deposits	229,123	229,640	193,285	194,078
Short-term borrowings	4,000	4,000	5,809	5,809
Long-term borrowings	141,438	142,966	99,547	99,896
Accrued interest payable	661	661	1,350	1,350

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents due from subsidiary	$11,929	$15,554
Investment in common stock of subsidiary	38,265	38,813
Loan to Newport Federal Savings Bank ESOP	3,309	3,468
Net deferred tax asset	455	776
Other assets	446	429

Total assets	$54,404	$59,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$91	$88
Stockholders' equity	54,313	58,952

Total liabilities and stockholders' equity	$54,404	$59,040

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2008	2007
	(In thousands)
Income:
Interest and fees on loans	$286	$298
Interest on cash and cash equivalents	317	50
Total income	603	348
Total non-interest expenses	430	646

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	173	(298)

Applicable income tax provision (benefit)	336	(69)
	(163)	(229)
Equity in undistributed net income (loss) of subsidiary	(685)	986

Net income (loss)	$(848)	$757

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	Years Ended December 31,
STATEMENT OF CASH FLOWS	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(848)	$757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiary	685	(986)
Repayment of ESOP loan	159	146
Stock-based compensation	96	28
Repayment of stock-based compensation by subsidiary	1,756	493
Deferred income tax provision	321	124
Increase in other assets	(17)	(295)
Increase in other liabilities	3	83
Net cash provided by operating activities	2,155	350

Cash flows from financing activities:
Treasury stock purchased	(5,780)	(2,655)
Net cash used by financing activities	(5,780)	(2,655)

Net change in cash and cash equivalents	(3,625)	(2,305)

Cash and cash equivalents at beginning of period	15,554	17,859

Cash and cash equivalents at end of period	$11,929	$15,554

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2008				2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$5,647	$5,374	$5,402	$5,221	$4,864	$4,536	$4,367	$4,221
Interest expense	2,506	2,395	2,318	2,369	2,203	1,930	1,896	1,665

Net interest income	3,141	2,979	3,084	2,852	2,661	2,606	2,471	2,556
Provision for loan losses	223	119	115	111	140	126	47	113

Net interest income, after provision for loan losses	2,918	2,860	2,969	2,741	2,521	2,480	2,424	2,443
Impairment loss on available-for-sale securities	(226)	(480)	-	-	-	-	-	-
Other non-interest income	528	599	596	559	582	584	598	555
Non-interest expenses	3,165	3,396	3,235	3,120	3,096	2,627	2,524	2,587

Income (loss) before income taxes	55	(417)	330	180	7	437	498	411
Provision for income taxes (1)	664	58	168	106	54	176	214	152

Net income (loss)	$(609)	$(475)	$162	$74	$(47)	$261	$284	$259

Earnings (loss) per common share:
Basic and diluted	$(0.15)	$(0.12)	$0.04	$0.02	$(0.01)	$0.06	$0.06	$0.06

(1)
The increase in the fourth quarter of 2008 is due to a $250,000 increase in the valuation reserve against deferred tax assets for a change in projected profitability and a $300,000 write-down of the net deferred state tax asset in connection with the formation of a passive investment company subsidiary.