Form 10-Q
period 2009-03-31
Newport Bancorp Inc
filed 2009-05-15
CIK 1355855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

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
Yes ☐          No ☒

As of May 12, 2009 the registrant had 3,997,044 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$8,053	$6,628
Short-term investments	1,503	3,037
Cash and cash equivalents	9,556	9,665

Securities available for sale, at fair value	6,331	6,390
Securities held to maturity, at amortized cost	50,188	52,162
Federal Home Loan Bank stock, at cost	5,730	5,556
Loans	345,049	335,953
Allowance for loan losses	(3,060)	(2,924)
Loans, net	341,989	333,029

Premises and equipment, net	12,617	10,722
Accrued interest receivable	1,436	1,429
Net deferred tax asset	2,468	2,342
Bank-owned life insurance	10,019	9,918
Other assets	1,084	1,122
Total assets	$441,418	$432,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$243,635	$229,123
Short-term borrowings	-	4,000
Long-term borrowings	142,798	141,438
Accrued expenses and other liabilities	2,909	3,461
Total liabilities	389,342	378,022

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,583	50,438
Retained earnings	16,317	16,324
Unearned compensation (461,816 and 468,320 shares at
March 31, 2009 and December 31, 2008, respectively)	(4,072)	(4,294)
Treasury stock, at cost (881,305 and 655,935 shares at
March 31, 2009 and December 31, 2008, respectively)	(10,541)	(7,943)
Accumulated other comprehensive loss	(260)	(261)
Total stockholders’ equity	52,076	54,313
Total liabilities and stockholders’ equity	$441,418	$432,335

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited) (Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$4,984	$4,632
Securities	731	491
Federal Home Loan Bank stock	-	58
Other interest-earning assets	3	40
Total interest and dividend income	5,718	5,221

Interest expense:
Deposits	1,207	1,189
Short-term borrowings	8	28
Long-term borrowings	1,344	1,152
Total interest expense	2,559	2,369

Net interest income	3,159	2,852
Provision for loan losses	186	111
Net interest income, after provision for loan losses	2,973	2,741

Non-interest income:
Customer service fees	392	433
Impairment loss on securities available for sale	(76)	-
Bank-owned life insurance	101	101
Miscellaneous	18	25
Total non-interest income	435	559

Non-interest expenses:
Salaries and employee benefits	1,951	2,005
Occupancy and equipment	415	332
Data processing	352	262
Professional fees	116	113
Marketing	267	225
Other general and administrative	269	183
Total non-interest expenses	3,370	3,120

Income before income taxes	38	180

Provision for income taxes	45	106

Net income (loss)	$(7)	$74

Weighted-average shares outstanding:
Basic	3,817,342	4,282,128
Diluted	3,817,342	4,282,128

Earnings per share:
Basic	$.00	$.02
Diluted	$.00	$.02

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Equity
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive income:
Net income	-	-	-	74	-	-	-	74
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(9)	(9)
Total comprehensive income								65
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	279	-	-	279
Stock-based compensation – options	-	-	241	-	-	-	-	241
Purchase of treasury shares
(100,957 shares)	-	-	-	-	-	(1,234)	-	(1,234)
ESOP shares committed to be released (6,504 shares)	-	-	14	-	65	-	-	79
Balance at March 31, 2008	4,878,349	$49	$50,278	$17,246	$(5,204)	$(3,889)	$(160)	$58,320
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive loss:
Net loss	-	-	-	(7)	-	-	-	(7)
Net unrealized gain on securities available for sale	-	-	-	-	-	-	1	1
Total comprehensive loss								(6)
Stock-based compensation – restricted stock	-	-	-	-	157	-	-	157
Stock-based compensation – options	-	-	136	-	-	-	-	136
Purchase of treasury shares
(225,370 shares)	-	-	-	-	-	(2,598)	-	(2,598)
ESOP shares committed to be released (6,504 shares)	-	-	9	-	65	-	-	74
Balance at March 31, 2009	4,878,349	$49	$50,583	$16,317	$(4,072)	$(10,541)	$(260)	$52,076

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2009	2008
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(7)	$74
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	186	111
Accretion of securities	(32)	(34)
Impairment loss on securities available for sale	76	-
Amortization of net deferred loan fees	(44)	(63)
Depreciation and amortization of premises and equipment	168	143
Stock-based compensation and ESOP allocation	367	599
Deferred income tax benefit	(126)	(141)
Income from bank-owned life insurance	(101)	(101)
Net change in:
Accrued interest receivable	(7)	28
Other assets	38	(73)
Accrued expenses and other liabilities	(552)	(793)
Net cash used by operating activities	(34)	(250)

Cash flows from investing activities:
Reinvested dividends on mutual funds	(16)	(81)
Principal payments received on securities held to maturity	2,006	776
Purchase of Federal Home Loan Bank stock	(174)	(781)
Loan originations, net of principal payments	(9,102)	(10,309)
Additions to premises and equipment	(2,063)	(2,408)
Net cash used by investing activities	(9,349)	(12,803)

Cash flows from financing activities:
Net increase in deposits	14,512	13,704
Net decrease in borrowings with maturities of three months or less	(4,000)	(5,809)
Proceeds from borrowings with maturities in excess of three months	3,500	22,000
Repayment of borrowings with maturities in excess of three months	(2,140)	(6,150)
Purchase of treasury stock	(2,598)	(1,234)
Net cash provided by financing activities	9,274	22,511

Net change in cash and cash equivalents	(109)	9,458
Cash and cash equivalents at beginning of period	9,665	6,705
Cash and cash equivalents at end of period	$9,556	$16,163

Supplementary information:
Interest paid on deposit accounts	$1,193	$1,456
Interest paid on short-term borrowings	9	39
Interest paid on long-term borrowings	1,405	1,139
Income taxes paid, net of refunds	128	308

See accompanying notes to unaudited consolidated financial statements.

 NEWPORT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of Newport Bancorp, Inc. (the “Company”), its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank” or “Newport Federal”) and the Bank’s wholly-owned subsidiary, Newport Federal Investments, Inc.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – COMMITMENTS

Outstanding loan commitments totaled $37.5 million at March 31, 2009, as compared to $36.3 million as of December 31, 2008.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On November 21, 2007, the Bank entered into a twenty-year lease agreement for land in Stonington, Connecticut, on which the Bank is in the process of constructing a new branch.  In September 2008, the Bank entered into a $2.2 million contract to perform general construction services to build the new branch on the Stonington site, of which $949,000 is outstanding at March 31, 2009.  The Bank plans on relocating the Union Street branch in Westerly, Rhode Island to the new Stonington branch location in May 2009.

On April 21, 2009, the Bank entered into a $1.3 million contract for general contract administrative and construction services to renovate its main office building in Newport, Rhode Island, of which $1.1 million is outstanding at March 31, 2009.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2009 and 2008.

NOTE 4 – STOCK REPURCHASE PLAN

On July 25, 2008, the Company announced the commencement of a stock repurchase program to acquire up to 440,270 shares, or 10%, of the Company’s then outstanding common stock.  Repurchases, which were conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.  On March 12, 2009, the Company announced it had completed this stock repurchase program, acquiring 440,270 shares at an average cost of $11.54 per share.

NOTE 5 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.  In 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities until January 1, 2009.  The adoption of SFAS 157 for non-financial assets and liabilities did not have any impact on the Company’s consolidated financial statements.

In accordance with SFAS 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

At March 31, 2009 and December 31, 2008, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)
Securities available for sale	$-	$6,331	$-	$6,331	$-	$6,390	$-	$6,390

NOTE 6 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As the Company has not entered into any business combinations, this Statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” These statements provide additional guidance for estimating fair value and recognition of other-than-temporary impairment as well as additional disclosures. These statements are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  Adoption of these statements is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2008 Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2008 Annual Report on Form 10-K, the Company considers the allowance for loan losses, other-than-temporary impairment of securities and the valuation of the net deferred tax asset to be our critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

 Total assets at March 31, 2009 were $441.4 million, an increase of $9.1 million, or 2.1%, compared to $432.3 million at December 31, 2008.  The asset growth was concentrated in net loans, which increased by $9.0 million, or 2.7%, and cash and due from banks, which increased by $1.4 million, or 21.5%, offset by a decrease in short-term investments and securities, which decreased by $1.5 million and $2.0 million, respectively.  The percentage of gross loans to total assets increased slightly to 78.2% at March 31, 2009, compared to 77.7% at December 31, 2008.

Cash and cash equivalents decreased by $109,000, or 1.1% to a balance of $9.6 million at March 31, 2009 from $9.7 million at December 31, 2008.

The net loan portfolio increased by $9.0 million, or 2.7%, during the first three months of 2009.  The loan portfolio growth was primarily concentrated in residential real estate mortgages (an increase of $5.4 million or 2.7%), commercial real estate mortgages (an increase of $5.0 million or 5.4%), and construction loans (an increase of $1.1 million or 10.2%).  These increases were partially offset by decreases in home equity loans and lines and consumer loans.

Deposits increased $14.5 million from $229.1 million at December 31, 2008 to $243.6 million at March 31, 2009.  Deposit growth was focused in time deposit accounts (an increase of $6.7 million or 9.1%), money market accounts (an increase of $4.5 million or 11.4%) and NOW/Demand accounts (an increase of $3.5 million or 3.8%).  The increase in these accounts was partially offset by a slight decrease in savings accounts (a decrease of $117,000 or 0.5%).   With the volatility in the stock market, consumers are placing their funds in interest-earning accounts at financial institutions.  Time deposits represented 32.8% of the Company’s total deposit balances at March 31, 2009, compared to 32.0% at December 31, 2008.

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, decreased $2.6 million, or 1.8%, to $142.8 million at March 31, 2009, compared to an outstanding balance of $145.4 million at December 31, 2008.   The increase in deposit balances was used to help pay down the Company’s $4.0 million of short-term FHLB borrowings during the first three months of 2009.

Total stockholders’ equity was $52.1 million as of March 31, 2009, a decrease of $2.2 million, or 4.1%, when compared to the balance at December 31, 2008.  The decrease was primarily attributable to $2.6 million used for share repurchases under the Company’s stock repurchase plan, offset by stock-based compensation credits.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General.  The Company had a net loss of $7,000 for the three months ended March 31, 2009 compared to net income of $74,000 for the three months ended March 31, 2008.  The decrease was primarily due to the other-than temporary impairment charge of $76,000 recorded in the first quarter of 2009 and an increase in non-interest expenses, offset by an increase in net interest income.

Net Interest Income.  Net interest income for the three months ended March 31, 2009 was $3.2 million, which was $307,000, or 10.8%, more than net interest income of $2.9 million for the three months ended March 31, 2008.  The increase of $497,000, or 9.5%, in interest and dividend income exceeded the increase of $190,000, or 8.0%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$337,876	$4,984	5.90%	$295,298	$4,632	6.27%
Securities	58,020	731	5.04	37,617	491	5.22
Other interest-earning assets	6,959	3	0.17	11,039	98	3.55
Total interest-earning assets	402,855	5,718	5.68	343,954	5,221	6.07

Bank-owned life insurance	9,954			9,427
Noninterest-earning assets	28,408			17,565
Total assets	$441,217			$370,946

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$59,461	374	2.52	$29,120	90	1.24
Savings accounts	25,388	20	0.32	25,316	20	0.32
Money market accounts	41,186	242	2.35	31,386	259	3.30
Certificates of deposit	77,103	571	2.96	79,595	820	4.12
Total interest-bearing deposits	203,138	1,207	2.38	165,417	1,189	2.88

Borrowings	147,497	1,352	3.67	113,598	1,180	4.16
Total interest-bearing liabilities	350,635	2,559	2.92	279,015	2,369	3.40

Demand deposits	31,970			30,398
Noninterest-bearing liabilities	4,970			2,667
Total liabilities	387,575			312,080

Stockholders’ equity	53,642			58,866
Total liabilities and stockholders’ equity	$441,217			$370,946

Net interest income		$3,159			$2,852
Interest rate spread			2.76%			2.67%
Net interest margin			3.14%			3.32%
Average interest-earning assets to average interest-bearing liabilities			114.89%			123.27%

Total interest and dividend income increased 9.5% to $5.7 million for the three months ended March 31, 2009 from $5.2 million for the three months ended March 31, 2008 primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 7.6% to $5.0 million for the three months ended March 31, 2009 from $4.6 million for the three months ended March 31, 2008 due to an increase in the average balance of loans.  Average loans increased 14.4% to $337.9 million for the three months ended March 31, 2009 from $295.3 million for the three months ended March 31, 2008 while the yield earned on loans decreased from 6.27% for the three months ended March 31, 2008 to 5.90% for the three months ended March 31, 2009.  Interest earned on securities totaled $731,000 for the three months ended March 31, 2009 compared to $491,000 for the three months ended March 31, 2008 due to an increase in the average balance of securities to $58.0 million for the three months ended March 31, 2009 compared to $37.6 million for the three months ended March 31, 2008.  Interest earned on other-interest earning assets decreased to $3,000 for the three months ended March 31, 2009 compared to $98,000 for the three months ended March 31, 2008 due to an decrease in the average balance and in the average yield from 3.55% to 0.17%, primarily due to the suspension of the Federal Home Loan Bank of Boston’s quarterly dividend payment to its members.

Total interest expense increased $190,000 to $2.6 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008, primarily due to a $30.4 million increase in the average balance of interest-bearing demand deposit accounts to $59.5 million from $29.1 million, coupled with an increase in the cost of these interest-bearing demand deposits to 2.52% from 1.24%.  The average balance of money market accounts increased as the average balance of certificates of deposit declined for the three months ended March 31, 2009. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings increased 14.6% to $1.4 million for the three months ended March 31, 2009 from $1.2 for the three months ended March 31, 2008 due to an increase in the average balance of $33.9 million to $147.5 million from $113.6 million, offset by a decrease in the cost from 4.16% to 3.67%.  During the fourth quarter of 2008, the Company entered into a repurchase agreement for $15.0 million, which contributed to the increase in the average balance of borrowings for 2009 compared to the first three months of 2008.

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

	For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$600	$(248)	$352
Securities.	256	(16)	240
Other interest-earning assets	(26)	(69)	(95)
Total interest-earning assets	$830	$(333)	$497

Interest Expense:
Deposits	75	(57)	18
Borrowings	284	(112)	172
Total interest-bearing liabilities	359	(169)	190
Net change in interest income	$471	$(164)	$307

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$2,924	$2,399
Provision for loan losses	186	111
Total charge-offs	(50)	(7)
Total recoveries	–	–
Balance at end of period	$3,060	$2,503

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provision increased for the three months ended March 31, 2009, when compared to March 31, 2008.  There were no changes in the methodology of calculating the provision from the first quarter of 2008 through the first quarter of 2009. The percentages used to calculate the required reserves for residential mortgages and home equity lines and loans were consistent for the periods. The percentage used to calculate the required reserve for other loans was higher in the first quarter of 2009, when compared to the first quarter of 2008, due to concerns about the economy, larger loans and concentrations of credit, which resulted in a higher provision during that quarter. The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	March 31	December 31	March 31
	2009	2008	2008
	(Dollars in thousands)

Nonaccrual loans:
Real estate – mortgage:
Commercial	$-	$-	$908
Total nonperforming assets	$-	$-	$908
Total non-performing loans to total loans	0.00%	0.00%	0.30%
Total non-performing loans to total assets	0.00%	0.00%	0.24
Total non-performing assets to total assets	0.00%	0.00%	0.24

Nonaccrual loans decreased by $908,000 from March 31, 2008 to March 31, 2009.  There were no non-accrual loans at March 31, 2009 and December 31, 2008.  The two loans on nonaccrual status at March 31, 2008 were brought current in April 2008.    There were no troubled debt restructured loans included in nonaccrual loans at the dates presented.

Non-interest Income.  Non-interest income for the first quarter of 2009 totaled $435,000, a decrease of $124,000, or 22.2%, compared to the first quarter of 2008.  The decrease between the two periods in non-interest income is primarily due to the $76,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund and a $41,000 decrease in fees earned on checking accounts.  The AMF Ultra Short Mortgage Fund has invested in private-label mortgage-backed securities and U.S. Government Agency and government-sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant the other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, management cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value (net of impairment charges) of $1.9 million at March 31, 2009.  Income earned from customer service fees decreased by $41,000, or 9.5%, to $392,000 for the three months ended March 31, 2009, primarily due to fewer overdraft fees incurred on customers’ accounts.

Non-interest Expense.  Salaries and employee benefits expense decreased 2.7% or $54,000 to $2.0 million for the three months ended March 31, 2009, primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method, allowed by SFAS No. 123R, was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the first quarter of 2008 when compared to the same period of 2009.  Occupancy and equipment increased 25.0%, or by $83,000, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Data processing costs increased 34.4%, or by $90,000, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Marketing fees increased 18.7%, or by $42,000, for the three months ended March 31, 2009 and all other expense increased $86,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The Bank increased its accrual for FDIC insurance in the first quarter of 2009 due to the higher deposit insurance rates expected in 2009.  The contributing factor for the overall increased costs in the non-interest expense category is primarily due to increased operating costs and strategic marketing efforts related to the new Portsmouth branch grand opening in January 2009.

Income Taxes. The provision for income tax expense for the three months ended March 31, 2009 was $45,000 compared to $106,000 for the three months ended March 31, 2008, a decrease of $61,000, or 57.5%.  The decrease in the provision for income tax expense between the two periods is partly due to the substantially lower income before taxes of $38,000 for the three months ended March 31, 2009 compared to $180,000 for the three months ended March 31, 2008.  The effective tax rate for the first quarter of 2009 was 118.4%, versus 59.0% for the 2008 period.  The higher effective tax rate in the first quarter of 2009, when compared to the same period in 2008, is primarily due to the deferred tax valuation reserve relating to the securities impairment loss.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $9.6 million.  Securities classified as available for sale provide additional sources of liquidity.  At March 31, 2009, we had $102.8 million of borrowings outstanding with the Federal Home Loan Bank of Boston.   At March 31, 2009, we had the ability to borrow an additional $32.4 million from the Federal Home Loan Bank of Boston.

At March 31, 2009, we had $37.5 million in loan commitments outstanding, which consisted of $11.5 million of real estate loan commitments, $14.7 million in unused home equity lines of credit, $7.5 million in construction loan commitments and $3.8 million in commercial lines of credit commitments.  Certificates of deposit due within one year of March 31, 2009 totaled $71.9 million, or 90.0% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2008 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2009 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$37,780	$-8,898	-19	8.82%	-153
200	42,927	-3,751	-8	9.81%	-54
100	46,388	-290	-1	10.41%	6
50	46,823	145	0	10.44%	9
0	46,678	0	0	10.35%	0
(50)	45,414	-1,264	-3	10.03%	-32
(100)	43,841	-2,837	-6	9.67%	-68

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

Item 4T. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.                     Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                  Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2008 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 2009	50,000	$11.64	50,000	175,370
February 2009	35,000	11.60	35,000	140,370
March 2009	140,370	11.47	140,370	-
Total	225,370	$11.53	225,370

(1) On July 25, 2008, the Company announced the commencement of a stock repurchase program to acquire up to  440,270 shares, or 10%, of the Company’s then outstanding common stock.  Repurchases, which were conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.  On March 12, 2009, the Company announced it had completed this stock repurchase program, acquiring 440,270 shares at an average cost of $11.54 per share.

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

Newport Bancorp, Inc.

Date: May 15, 2009	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer