Form 10-Q
period 2009-06-30
Newport Bancorp Inc
filed 2009-08-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-51856

Newport Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America	4465271
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐                           No  ☒

As of August 5, 2009 the registrant had 3,957,044 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$10,265	$6,628
Short-term investments	2,540	3,037
Cash and cash equivalents	12,805	9,665

Securities available for sale, at fair value	6,360	6,390
Securities held to maturity, at amortized cost	46,971	52,162
Federal Home Loan Bank stock, at cost	5,730	5,556

Loans	352,150	335,953
Allowance for loan losses	(3,161)	(2,924)
Loans, net	348,989	333,029

Premises and equipment	12,734	10,722
Accrued interest receivable	1,503	1,429
Net deferred tax asset	2,598	2,342
Bank-owned life insurance	10,120	9,918
Other assets	1,231	1,122
Total assets	$449,041	$432,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$257,504	$229,123
Short-term borrowings	-	4,000
Long-term borrowings	135,689	141,438
Accrued expenses and other liabilities	3,601	3,461
Total liabilities	396,794	378,022

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,728	50,438
Retained earnings	16,408	16,324
Unearned compensation (455,311 and 468,320 shares at June 30, 2009 and December 31, 2008, respectively)	(3,850)	(4,294)
Treasury stock, at cost (906,305 and 655,935 shares at June 30, 2009 and December 31, 2008, respectively)	(10,843)	(7,943)
Accumulated other comprehensive loss	(245)	(261)
Total stockholders’ equity	52,247	54,313
Total liabilities and stockholders’ equity	$449,041	$432,335

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$5,149	$4,847	$10,133	$9,479
Securities	684	484	1,415	975
Federal Home Loan Bank stock	-	47	-	105
Other interest-earning assets	3	24	6	64
Total interest and dividend income	5,836	5,402	11,554	10,623

Interest expense
Deposits	1,205	1,176	2,412	2,365
Short-term borrowings	-	-	8	28
Long-term borrowings	1,355	1,142	2,699	2,294
Total interest expense	2,560	2,318	5,119	4,687

Net interest income	3,276	3,084	6,435	5,936
Provision for loan losses	101	115	287	226
Net interest income, after provision for loan losses	3,175	2,969	6,148	5,710

Non-interest income:
Customer service fees	432	470	824	903
Impairment loss on securities available for sale	-	-	(76)	-
Bank-owned life insurance	101	101	202	202
Miscellaneous	12	25	30	50
Total non-interest income	545	596	980	1,155

Non-interest expenses:
Salaries and employee benefits	1,867	1,970	3,818	3,975
Occupancy and equipment, net	449	326	864	658
Data processing	340	255	692	517
Professional fees	139	157	255	270
Marketing	271	327	538	552
Other general and administrative	508	200	777	383
Total non-interest expenses	3,574	3,235	6,944	6,355

Income before income taxes	146	330	184	510
Provision for income taxes	55	168	100	274
Net income	$91	$162	$84	$236

Weighted-average shares outstanding:
Basic	3,692,404	4,189,622	3,754,873	4,235,875
Diluted	3,692,404	4,189,622	3,754,873	4,235,875

Earnings per share:
Basic	$.02	$.04	$.02	$.06
Diluted	$.02	$.04	$.02	$.06

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Equity
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive loss:
Net income	-	-	-	236	-	-	-	236
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(282)	(282)
Total comprehensive loss								(46)
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	558	-	-	558
Stock-based compensation – options	-	-	482	-	-	-	-	482
Purchase of treasury shares (242,207 shares)	-	-	-	-	-	(3,007)	-	(3,007)
ESOP shares committed to be released (13,009 shares)	-	-	28	-	130	-	-	158
Balance at June 30, 2008	4,878,349	$49	$50,533	$17,408	$(4,860)	$(5,662)	$(433)	$57,035
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive income:
Net income	-	-	-	84	-	-	-	84
Net unrealized gain on securities available for sale	-	-	-	-	-	-	16	16
Total comprehensive income								100
Stock-based compensation – restricted stock	-	-	-	-	314	-	-	314
Stock-based compensation – options	-	-	272	-	-	-	-	272
Purchase of treasury shares (250,370 shares)	-	-	-	-	-	(2,900)	-	(2,900)
ESOP shares committed to be released (13,009 shares)	-	-	18	-	130	-	-	148
Balance at June 30, 2009	4,878,349	$49	$50,728	$16,408	$(3,850)	$(10,843)	$(245)	$52,247

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2009	2008
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$84	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	287	226
Accretion of securities	(57)	(75)
Impairment loss on available-for-sale securities	76	-
Amortization of net deferred loan fees	(105)	(151)
Depreciation and amortization of premises and equipment	371	294
Stock-based compensation and ESOP allocation	734	1,198
Deferred income tax benefit	(256)	(283)
Income from bank-owned life insurance	(202)	(202)
Net change in:
Accrued interest receivable	(74)	(33)
Other, net	31	201
Net cash provided by operating activities	889	1,411

Cash flows from investing activities:
Reinvested dividends on mutual funds	(30)	(152)
Principal payments received on securities held to maturity	5,248	1,599
Purchase of Federal Home Loan Bank stock	(174)	(781)
Loan originations, net of principal payments	(16,142)	(22,029)
Additions to premises and equipment	(3,166)	(2,823)
Proceeds from sale of premises and equipment	783	-
Net cash used by investing activities	(13,481)	(24,186)

Cash flows from financing activities:
Net increase in deposits	28,381	32,026
Net decrease in borrowings with maturities of three months or less	(4,000)	(5,809)
Proceeds from borrowings with maturities in excess of three months	3,500	22,000
Repayment of borrowings with maturities in excess of three months	(9,249)	(7,301)
Purchase of treasury stock	(2,900)	(3,007)
Net cash provided by financing activities	15,732	37,909

Net change in cash and cash equivalents	3,140	15,134
Cash and cash equivalents at beginning of period	9,665	6,705
Cash and cash equivalents at end of period	$12,805	$21,839

Supplementary information:
Interest paid on deposit accounts	$2,449	$2,387
Interest paid on short-term borrowings	9	39
Interest paid on long-term borrowings	2,734	2,283
Income taxes paid, net of refunds	453	708

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009	(In thousands)

Securities Available for Sale

Mutual funds - bond funds	$6,605	$37	$(282)	$6,360

Securities Held to Maturity

Government-sponsored enterprise mortgage-backed securities	$46,971	$1,891	$-	$48,862

December 31, 2008

Securities Available for Sale

Mutual funds - bond funds	$6,651	$-	$(261)	$6,390

Securities Held to Maturity

Government-sponsored enterprise mortgage-backed securities	$52,162	$2,040	$(4)	$54,198

There is no other-than-temporary impairment recognized in accumulated other comprehensive loss at June 30, 2009.

There were no sale of securities for the three and six months ended June 30, 2009.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
June 30, 2009

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$282	$1,806

At June 30, 2009, the Bank’s AMF Short U.S. Government Fund had an unrealized loss with aggregate depreciation of 13.5% from the Company’s cost basis.  This fund did not reduce or eliminate its dividend payments.  As of June 30, 2009, this fund had 94.0% invested in mortgage-backed securities and 6.0% in repurchase agreements.  The mortgage-backed securities consist primarily of U.S. Government and Agencies.  The Company has determined that this unrealized loss relates primarily to illiquidity in the market for the securities underlying the fund and not to credit issues.  The Company has the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of the fair value.  The effective duration of this fund is 1.5 years.  The Company has reviewed the financial condition of the issuers and has determined that the decline is temporary.

For the six months ended June 30, 2009, the Company recognized a $76,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  The Company recognized an impairment charge of $706,000 on this fund in the second half of 2008.  This fund has invested in private-label mortgage-backed securities and U.S. Government agency and government-sponsored enterprise securities.  Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge during the second half of 2008 and the first quarter of 2009.  Given the significant uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $1.9 million at June 30, 2009 (net of impairment charges), which is less than its fair value at that date.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $29.6 million at June 30, 2009, as compared to $36.3 million as of December 31, 2008.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On April 21, 2009, the Bank entered into a $1.3 million contract for general contract administrative and construction services to renovate its main office building in Newport, Rhode Island, of which $758,000 is outstanding at June 30, 2009.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted

-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the six months ended June 30, 2009.

NOTE 5 – STOCK REPURCHASE PLAN

On May 14, 2009, the Company announced the commencement of a stock repurchase program to acquire up to 199,852 shares, or 5%, of the Company’s then outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  As of June 30, 2009, the Company had purchased 25,000 shares under this stock repurchase program, at an average cost of $12.09 per share.

NOTE 6 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.  In 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities until January 1, 2009.  The adoption of SFAS 157 for non-financial assets and liabilities did not have any impact on the Company’s consolidated financial statements.

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of off-balance-sheet instruments are immaterial.

Assets Measured at Fair Value on a Recurring Basis

At June 30, 2009, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)
Securities available for sale	$-	$6,360	$-	$6,360	$-	$6,390	$-	$6,390

The Company does not measure any liabilities at fair value on a recurring basis and does not measure any assets or liabilities at fair value on a non-recurring basis.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$12,805	$12,805	$9,665	$9,665
Securities available for sale	6,360	6,360	6,390	6,390
Securities held to maturity	46,971	48,862	52,162	54,198
FHLB stock	5,730	5,730	5,556	5,556
Loans, net	348,989	350,551	333,029	350,965
Accrued interest receivable	1,503	1,503	1,429	1,429

Financial liabilities:
Deposits	257,504	258,313	229,123	229,640
Short-term borrowings	-	-	4,000	4,000
Long-term borrowings	135,689	137,300	141,438	142,966
Accrued interest payable	575	575	661	661

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” These statements provide additional guidance for estimating fair value and recognition of other-than-temporary impairment as well as additional disclosures. These statements were adopted for the quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company’s adoption of this Statement for the quarter ending June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through August 14, 2009, the date consolidated financial statements were issued.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 is a revision to SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

SFAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Management does not believe SFAS 166 and 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2008 Annual Report on Form 10-K under “Item 1A – Risk Factors” and in this Quarterly Report on Form 10-Q under “Part II; Item 1A –Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2008 Annual Report on Form 10-K, the Company considers the allowance for loan losses, other-than-temporary impairment of securities and the valuation of the net deferred tax asset to be its critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2008.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

 Total assets at June 30, 2009 were $449.0 million, an increase of $16.7 million, or 3.9%, compared to $432.3 million at December 31, 2008.  The asset growth was primarily concentrated in the loan portfolio, cash and due from banks and premises and equipment.  The percentage of gross loans to total assets increased to 78.4% at June 30, 2009, compared to 77.7% at December 31, 2008.

Cash and cash equivalents increased by $3.1 million, or 32.5%, to a balance of $12.8 million at June 30, 2009 from $9.7 million at December 31, 2008.   Customer deposit balances increased during the quarter ended June 30, 2009 resulting in funds invested in an overnight FHLB account.

The net loan portfolio increased by $16.0 million, or 4.8%, during the first six months of 2009.  The loan portfolio growth was primarily concentrated in residential mortgages (an increase of $12.1 million or 6.0%), commercial real estate mortgages (an increase of $4.8 million or 5.2%) and construction loans (an increase of $3.5 million or 31.5%), offset by a decrease in home equity loans and lines of credit (a decrease of $3.9 million or 12.7%).

Deposits increased $28.4 million from $229.1 million at December 31, 2008 to $257.5 million at June 30, 2009.  Deposit growth was focused in time deposit accounts (an increase of $14.6 million or 19.9%), NOW/Demand accounts (an increase of $10.1 million or 11.2%), money market accounts (an increase of $3.3 million or 8.4%) and savings accounts (an increase of $357,000 or 1.4%).  The promotion of the Company’s new high-interest earning rewards checking account is responsible for a majority of the increase in the NOW/demand deposit category.  Time deposits represented 34.1% of the Company’s total deposit balances at June 30, 2009, compared to 32.0% at December 31, 2008.

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, decreased $9.7 million, or 6.7%, to $135.7 million at June 30, 2009, compared to an outstanding balance of $145.4 million at December 31, 2008.   The increase in deposit balances were used to help pay down maturing FHLB advances during the first six months of 2009.

Total stockholders’ equity at June 30, 2009 was $52.2 million compared to $54.3 million at December 31, 2008.  The decrease was primarily attributable to share repurchases under the Company’s stock repurchase plan, offset by net income and stock-based compensation credits.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

General.  Net income decreased by $71,000, or 43.8%, to $91,000 for the three months ended June 30, 2009, compared to $162,000 for the three months ended June 30, 2008.  The decrease was primarily due to an increase in total non-interest expenses, including a $205,000 FDIC special assessment charge in the second quarter of 2009, offset by an increase in net interest income.

Net income decreased by $152,000, or 64.4%, to $84,000 for the six months ended June 30, 2009, compared to $236,000 for the six months ended June 30, 2008.  The decrease was primarily due to an increase in total non-interest expenses, including a $328,000 increase in FDIC insurance costs recorded during the first six months of 2009 when compared to the same period in 2008, offset by an increase in net interest income.

Net Interest Income.  Net interest income for the three months ended June 30, 2009 was $3.3 million, which was $192,000, or 6.2%, more than net interest income of $3.1 million for the three months ended June 30, 2008.  The increase of $434,000, or 8.0%, in interest and dividend income exceeded the increase of $242,000, or 10.4%, in total interest expense.

Net interest income for the six months ended June 30, 2009 was $6.4 million, which was $499,000, or 8.4%, more than net interest income of $5.9 million for the six months ended June 30, 2008.  The increase of $931,000, or 8.8%, in interest and dividend income exceeded the increase of $432,000, or 9.2%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$347,749	$5,149	5.92%	$309,259	$4,847	6.27%
Securities	55,358	684	4.94	36,908	484	5.25
Other interest-earning assets	9,312	3	0.13	10,421	71	2.73
Total interest-earning assets	412,419	5,836	5.66	356,588	5,402	6.06

Bank-owned life insurance	10,054			9,645
Noninterest-earning assets	27,754			17,935
Total assets	$450,227			$384,168

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,576	383	2.23	$38,590	199	2.06
Savings accounts	25,756	16	0.25	25,250	20	0.32
Money market accounts	43,392	191	1.76	31,748	221	2.78
Certificates of deposit	83,393	615	2.95	81,527	736	3.61
Total interest-bearing deposits	221,117	1,205	2.18	177,115	1,176	2.66

Borrowings	142,347	1,355	3.81	114,801	1,142	3.98
Total interest-bearing liabilities	363,464	2,560	2.82	291,916	2,318	3.18

Demand deposits	30,242			31,460
Noninterest-bearing liabilities	3,891			2,424
Total liabilities	397,597			325,800

Stockholders’ equity	52,630			58,368
Total liabilities and stockholders’ equity	$450,227			$384,168

Net interest income		$3,276			$3,084
Interest rate spread			2.84%			2.88%
Net interest margin			3.18%			3.46%
Average interest-earning assets to average interest-bearing liabilities			113.47%			122.15%

Total interest and dividend income increased 8.0% to $5.8 million for the three months ended June 30, 2009 from $5.4 million for the three months ended June 30, 2008, primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 6.2% to $5.1 million for the three months ended June 30, 2009 from $4.8 million for the three months ended June 30, 2008, due to an increase in the average balance of loans.  Average loans increased 12.4% to $347.7 million for the three months ended June 30, 2009 from $309.3 million for the three months ended June 30, 2008, while the yield earned on loans decreased 35 basis points to 5.92% for the three months ended June 30, 2009 from 6.27% for the three months ended June 30, 2008.  Interest earned on securities increased by $200,000 to $684,000 for the three months ended June 30, 2009, compared to $484,000 for the three months ended June 30, 2008, due to the increase in average balance of securities to $55.4 million for the three months ended June 30, 2009, compared to $36.9 million for the three months ended June 30, 2008.  The average balance of securities increased due to the purchase in the second half of 2008 of mortgage-backed securities pledged to secure repurchase agreements, resulting in an increase of interest and dividends earned in the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  Interest earned on other-interest earning assets decreased to $3,000 for the three months ended June 30, 2009, compared to $71,000 for the three months ended June 30, 2008, due to a decrease in the average balance and in the average yield to 0.13% from 2.73%, as a result of the suspension of the Federal Home Loan Bank of Boston’s 2009 quarterly dividend payment to its members.

Total interest expense increased $242,000 to $2.6 million for the three months ended June 30, 2009 from $2.3 million for the three months ended June 30, 2008, primarily due to an increase in the average balance of interest-bearing demand deposits of $30.0 million to $68.6 million from $38.6 million, and due to the increase in the average balance of money market accounts of $11.6 million to $43.4 million from $31.7 million.  The average balance of certificates of deposit and savings accounts also increased for the three months ended June 30, 2009. The average cost of interest bearing demand deposits increased by 17 basis points due to the new high-interest rewards checking product.  The total expense for borrowings increased 18.7% to $1.4 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008, due to an increase in the average balance of $27.5 million to $142.3 million from $114.8 million, offset by a decrease in the cost to 3.81% from 3.98%.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$342,840	$10,133	5.91%	$302,278	$9,479	6.27%
Securities	56,681	1,415	4.99	37,263	975	5.23
Other interest-earning assets	8,142	6	0.15	10,730	169	3.15
Total interest-earning assets	407,663	11,554	5.67	350,271	10,623	6.07

Bank-owned life insurance	10,004			9,536
Noninterest-earning assets	28,080			17,750
Total assets	$445,747			$377,557

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$64,044	757	2.36	$33,855	289	1.71
Savings accounts	25,572	36	0.28	25,283	41	0.32
Money market accounts	42,295	433	2.05	31,567	480	3.04
Certificates of deposit	80,266	1,186	2.96	80,561	1,555	3.86
Total interest-bearing deposits	212,177	2,412	2.27	171,266	2,365	2.76

Borrowings	144,908	2,707	3.74	114,200	2,322	4.07
Total interest-bearing liabilities	357,085	5,119	2.87	285,466	4,687	3.28

Demand deposits	31,101			30,929
Noninterest-bearing liabilities	4,428			2,545
Total liabilities	392,614			318,940

Stockholders’ equity	53,133			58,617
Total liabilities and stockholders’ equity	$445,747			$377,557

Net interest income		$6,435			$5,936
Interest rate spread			2.80%			2.79%
Net interest margin			3.16%			3.39%
Average interest-earning assets to average interest-bearing liabilities			114.16%			122.70%

Total interest and dividend income increased 8.8% to $11.6 million for the six months ended June 30, 2009 from $10.6 million for the six months ended June 30, 2008 primarily due to an increase in interest earned on loans receivable and securities.  Interest earned on loans receivable increased 6.9% to $10.1 million for the six months ended June 30, 2009 from $9.5 million for the six months ended June 30, 2008, due to an increase in the average balance of loans.  Average loans increased 13.4% to $342.8 million for the six months ended June 30, 2009 from $302.3 million for the six months ended June 30, 2008, as the yield earned on loans decreased by 36 basis points to 5.91% for the six months ended June 30, 2009 from 6.27% for the six months ended June 30, 2008.  Interest earned on securities increased by $440,000 to $1.4 million for the period ended June 30, 2009 compared to $975,000 for the period ended June 30, 2008, due to an increase in average balance of securities to $56.7 million for the six months ended June 30, 2009 compared to $37.3 million for the six months ended June 30, 2008.  The average balance of securities increased due to the purchase in the second half of 2008 of mortgage-backed securities pledged to secure repurchase agreements, which resulted in an increase of interest and dividends earned in the first six months of June 30, 2009 when compared to the same period in 2008.  Interest earned on other-interest earning assets decreased to $6,000 for the six months ended June 30, 2009, compared to $169,000 for the six months ended June 30, 2008, due to the decrease in the average balance and in the average yield to 0.15% from 3.15%, primarily due to the suspension of the Federal Home Loan Bank of Boston’s 2009 quarterly dividend payments to its members.

Total interest expense increased $432,000 to $5.1 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008, primarily due to an increase in the average balance of interest-bearing demand deposits of $30.2 million to $64.0 million from $33.9 million, and due to the increase in the average balance of money market accounts of $10.7 million to $42.3 million from $31.6 million.  The average balance of interest-bearing demand deposits and money market accounts increased as the average balance of certificates of deposit declined slightly for the six months ended June 30, 2009. The average cost of interest-bearing demand deposits increased by 65 basis points due to the new high-interest rewards checking product offered. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.  The total expense for borrowings increased 16.6% to $2.7 million for the six months ended June 30, 2009 from $2.3 for the six months ended June 30, 2008, due to an increase in the average balance of $30.7 million to $144.9 million from $114.2 million, offset by a decrease in the cost to 3.74% from 4.07%.

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

	For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$543	$(241)	$302
Securities	226	(26)	200
Other interest-earning assets	(7)	(61)	(68)
Total interest-earning assets	762	(328)	434

Interest Expense:
Deposits	104	(75)	29
Borrowings	260	(47)	213
Total interest-bearing liabilities	364	(122)	242
Net change in interest income	$398	$(206)	$192

	For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
	Increase (Decrease) Due to
	(Dollars in thousands)

Interest Income:	Volume	Rate	Net
Loans	$1,144	$(490)	$654
Securities	483	(43)	440
Other interest-earning assets	(130)	(33)	(163)
Total interest-earning assets	1,497	(566)	931

Interest Expense:
Deposits	181	(134)	47
Borrowings	552	(167)	385
Total interest-bearing liabilities	733	(301)	432
Net change in interest income	$764	$(265)	$499

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$3,060	$2,503	$2,924	$2,399
Provision for loan losses	101	115	287	226
Total charge-offs	-	-	(50)	(7)
Total recoveries	-	4	-	4
Balance at end of period	$3,161	$2,622	$3,161	$2,622

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provisions were $101,000 and $287,000 for the three and six months ended June 30, 2009, respectively, compared to $115,000 and $226,000 for the three and six months ended June 30, 2008, respectively.  The increase in the provision for loan losses is primarily due to the growth in the loan portfolio during the first six months of 2009 compared to the first six months of 2008.  There were no changes in the methodology used to calculate the provision from the second quarter of 2008 through the second quarter of 2009. The Company has no exposure to subprime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates indicated.

	June 30,	December 31,	June 30,
	2009	2008	2008
(Dollars in thousands)

Nonaccrual loans:	$-	$-	$-
Total nonperforming assets	$-	$-	$-
Total non-performing loans to total loans	-%	-%	-%
Total non-performing loans to total assets	-	-	-
Total non-performing assets to total assets	-	-	-

Non-interest Income.   Non-interest income for the second quarter of 2009 totaled $545,000, a decrease of $51,000, or 8.6%, compared to the second quarter of 2008.  Income earned from customer service fees decreased by $38,000, or 8.1%, to $432,000 for the three months ended June 30, 2009, primarily due to fewer overdraft fees incurred on customers’ accounts.  Miscellaneous income decreased by $13,000, or 52.0%, in the second quarter of 2009 when compared to the same period in 2008.

Non-interest income for the first six months of 2009 totaled $980,000, a decrease of $175,000, or 15.2%, compared to the first six months of 2008.  The decrease between the two periods in non-interest income is primarily due to the $76,000 impairment charge for the Bank’s holding in the AMF Ultra Short Mortgage Fund, a $79,000 decrease in fees earned on checking accounts, and a $20,000 decrease in miscellaneous income.  The AMF Ultra Short Mortgage Fund has invested in private-label mortgage-backed securities and U.S. Government Agency and government-sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant the other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, management cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value (net of impairment charges) of $1.9 million at June 30, 2009.  The fair value of this fund increased in the second quarter of 2009, therefore, there was no impairment charge recorded.  Income earned from customer service fees decreased by $79,000, or 8.7%, to $824,000 for the six months ended June 30, 2009, primarily due to fewer overdraft fees incurred on customers’ accounts.  Miscellaneous income decreased by $20,000, or 40.0%, in the first six months of 2009 when compared to the same period in 2008.

Non-interest Expense.   Salaries and employee benefits expense decreased by 5.2%, or $103,000, to $1.9 million for the three months ended June 30, 2009, primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the second quarter of 2008 when compared to the same period of 2009.  Occupancy and equipment and data processing increased $123,000 and $85,000, respectively, due to an increase in costs associated with the opening of the Stonington branch.  Professional fees and marketing costs decreased $18,000 and $56,000, respectively, due to an overall decrease in costs for these services.  Other general and administrative expenses increased to $508,000 for the three months ended June 30, 2009 from $200,000 for the three months ended June 30, 2008, primarily due to the Company’s increased premium costs for FDIC deposit insurance, coupled with the $205,000 FDIC special assessment charge in the second quarter of 2009.

Salaries and employee benefits expense decreased by 3.9%, or $157,000, to $3.8 million for the six months ended June 30, 2009, primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the first six months of 2008 when compared to the same period of 2009.  Occupancy and equipment and data processing increased $206,000 and $175,000, respectively, due to an increase in costs associated with the opening of two new branch locations during the first six months of 2009.  Professional fees and marketing costs decreased $15,000 and $14,000, respectively, due to an overall decrease in costs for these services.  Other general and administrative expenses increased to $777,000 for the six months ended June 30, 2009 from $383,000 for the six months ended June 30, 2008, primarily due to the Company’s increased premium costs of $123,000 for FDIC deposit insurance, coupled with the $205,000 FDIC special assessment charge incurred during the first six months of 2009 when compared to the same period in 2008.

Income Taxes. The provision for income taxes for the three months ended June 30, 2009 was $55,000 compared to $168,000 for the three months ended June 30, 2008, due to lower income before taxes of $146,000 for the three months ended June 30, 2009, compared to $330,000 for the three months ended June 30, 2008.  The effective tax rate for the second quarter of 2009 was 37.7%, versus 50.9% for the 2008 period.  The percentage of non-taxable income to income before taxes was lower for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the decline in non-taxable stock-based compensation expense, resulting in a lower effective tax rate for the second quarter of 2009.

The provision for income taxes for the six months ended June 30, 2009 was $100,000, compared to $274,000 for the six months ended June 30, 2008, due to lower income before taxes of $184,000 for the six months ended June 30, 2009, compared to $510,000 for the six months ended June 30, 2008.  The effective tax rate for the six month period of 2009 was 54.3%, versus 53.7% for the 2008 period.  The higher effective tax rate in the first six months of 2009, when compared to the same period in 2008, is primarily due to the deferred tax valuation reserve relating to the securities impairment loss, offset by a decline in non-taxable stock-based compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $12.8 million.  Securities classified as available for sale provide additional sources of liquidity.  On June 30, 2009, we had $95.7 million of borrowings outstanding with the Federal Home Loan Bank of Boston and  we had the ability to borrow an additional $42.2 million from the Federal Home Loan Bank of Boston.

At June 30, 2009, we had $29.6 million in loan commitments outstanding, which consisted of $3.8 million of real estate loan commitments, $15.2 million in unused home equity lines of credit, $6.7 million in construction loan commitments and $3.9 million in commercial lines of credit commitments.  Certificates of deposit due within one year of June 30, 2009 totaled $79.4 million, or 90.5% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2009 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2009 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$43,894	$-9,536	-18	9.90%	-158
200	49,261	-4,170	-8	10.88%	-59
100	52,964	-466	-1	11.50%	3
50	53,506	76	0	11.55%	7
0	53,430	0	0	11.48%	0
(50)	52,780	-650	-1	11.29%	-19
(100)	51,407	-2,024	-4	10.97%	-51

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition,  no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Special Assessments or Increases in Insurance Premiums Will Adversely Impact the Company’s Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $205,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require Newport Federal to Convert to a National Bank or State Bank, and Require the Company to Become a Bank Holding Company.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Newport Federal, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.  If Newport Federal is required to convert to a national bank, the Company would become a bank holding company subject to supervision by the Board of Governors of the Federal Reserve System as opposed to the Office of Thrift Supervision.
As of the date of this quarterly report on Form 10-Q, the legislative proposals contained in the Treasury white paper,  including its proposal to eliminate the federal savings association charter, have not been formally considered by either house of the U.S. Congress.  Accordingly, it is not clear whether the proposal to eliminate the federal savings association charter will become law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2009	-	$-	-	-
May 2009	-	-	-	199,852
June 2009	25,000	12.09	25,000	174,852
Total	25,000	$12.09	25,000

(1) On May 14, 2009, the Company announced the commencement of a stock repurchase program to acquire up to 199,852 shares, or 5%, of the Company’s then outstanding common stock.  Repurchases, which are conducted through open market purchases or privately negotiated transactions, are made from time to time depending on market conditions and other factors.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on May 14, 2009 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected by the following votes:

	FOR	WITHHELD
Donald N. Kaull	3,630,571	60,951
Arthur P. Macauley3,630,571	60,951
Nino Moscardi	3,630,571	60,951
Michael S. Pinto	3,646,745	44,777
Barbara Saccucci-Radebach	3,629,367	62,155

In addition, the stockholders ratified the appointment of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

Ratification of Wolf & Company, P.C.
For	3,662,812
Against	25,496
Abstentions	3,214

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 14, 2009	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer