Form 10-Q
period 2009-09-30
Newport Bancorp Inc
filed 2009-11-13
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐  No  ☒

As of November 2, 2009 the registrant had 3,975,629 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited) (Dollars in thousands, except per share data)
Cash and due from banks	$8,347	$6,628
Short-term investments	6,696	3,037
Cash and cash equivalents	15,043	9,665

Securities available for sale, at fair value	6,256	6,390
Securities held to maturity, at amortized cost	47,063	52,162
Federal Home Loan Bank stock, at cost	5,730	5,556
Loans	352,124	335,953
Allowance for loan losses	(3,322)	(2,924)
Loans, net	348,802	333,029
Premises and equipment	13,483	10,722
Accrued interest receivable	1,498	1,429
Net deferred tax asset	2,727	2,342
Bank-owned life insurance	10,221	9,918
Other assets	1,513	1,122
Total assets	$452,336	$432,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$262,589	$229,123
Short-term borrowings	-	4,000
Long-term borrowings	133,579	141,438
Accrued expenses and other liabilities	3,559	3,461
Total liabilities	399,727	378,022

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,877	50,438
Retained earnings	16,633	16,324
Unearned compensation (448,807 and 468,320 shares at
September 30, 2009 and December 31, 2008, respectively)	(3,628)	(4,294)
Treasury stock, at cost (935,805 and 655,935 shares at
September 30, 2009 and December 31, 2008, respectively)	(11,201)	(7,943)
Accumulated other comprehensive loss	(121)	(261)
Total stockholders’ equity	52,609	54,313
Total liabilities and stockholders’ equity	$452,336	$432,335

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$5,084		$4,831	$15,217		$14,310
Securities	649		482	2,064		1,457
Federal Home Loan Bank stock	-		37	-		142
Other interest-earning assets	3		24	9		88
Total interest and dividend income	5,736		5,374	17,290		15,997

Interest expense:
Interest on deposits	1,057		1,226	3,469		3,591
Interest on short-term borrowings	-		4	8		32
Interest on long-term borrowings	1,265		1,165	3,964		3,459
Total interest expense	2,322		2,395	7,441		7,082

Net interest income	3,414		2,979	9,849		8,915
Provision for loan losses	160		119	447		345

Net interest income, after provision for loan losses	3,254		2,860	9,402		8,570

Non-interest income:
Customer service fees	437		473	1,261		1,376
Gain on sale of available-for-sale securities	10		-	10		-
Impairment loss on available-for-sale securities	-		(480)	(76)		(480)
Bank-owned life insurance	101		101	303		303
Miscellaneous	13		25	43		75
Total non-interest income	561		119	1,541		1,274

Non-interest expenses:
Salaries and employee benefits	2,017		1,979	5,835		5,954
Occupancy and equipment, net	457		349	1,321		1,007
Data processing	342		292	1,034		809
Professional fees	163		120	418		390
Marketing	183		396	721		948
Other general and administrative	311		260	1,088		643
Total non-interest expenses	3,473		3,396	10,417		9,751

Income (loss) before income taxes	342		(417)	526		93

Provision for income taxes	117		58	217		332

Net income (loss)	$225		$(475)	$309		$(239)

Weighted-average shares outstanding:
Basic	3,656,271		4,071,727	3,722,005		4,181,159
Diluted	3,656,271		4,071,727	3,722,005		4,181,159

Earnings (loss) per share:	$0.06	$	( .12)	$0.08	$	( .06)
Basic	$0.06	$	( .12)	$0.08	$	( .06)
Diluted

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Equity
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive loss:
Net loss	-	-	-	(239)	-	-	-	(239)
Net unrealized loss on securities available for sale	-	-	-	-	-		(107)	(107)
Total comprehensive loss								(346)
Adoption of EITF 06-04 for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Stock-based compensation – restricted stock	-	-	-	-	838	-	-	838
Stock-based compensation – options	-	-	722	-	-	-	-	722
Purchase of treasury shares (310,178 shares)	-	-	-	-	-	(3,826)	-	(3,826)
ESOP shares committed to be released (19,513 shares)	-	-	41	-	195	-	-	236
Balance at September 30, 2008	4,878,349	$49	$50,786	$16,933	$(4,515)	$(6,481)	$(258)	$56,514
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive income:
Net income	-	-	-	309	-	-	-	309
Net unrealized gain on securities available for sale	-	-	-	-	-	-	140	140
Total comprehensive income								449
Stock-based compensation – restricted stock	-	-	-	-	471	-	-	471
Stock-based compensation – options	-	-	406	-	-	-	-	406
Purchase of treasury shares
(279,870 shares)	-	-	-	-	-	(3,258)	-	(3,258)
ESOP shares committed to be released (19,513 shares)	-	-	33	-	195	-	-	228
Balance at September 30, 2009	4,878,349	$49	$50,877	$16,633	$(3,628)	$(11,201)	$(121)	$52,609

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$309	$(239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	447	345
Accretion of securities	(47)	(75)
Gain on sale of available-for-sale securities	(10)	-
Impairment loss on available-for-sale securities	76	480
Amortization of net deferred loan fees	(135)	(115)
Depreciation and amortization of premises and equipment	584	442
Stock-based compensation and ESOP allocation	1,105	1,796
Deferred income tax benefit	(385)	(424)
Income from bank-owned life insurance	(303)	(303)
Net change in:
Accrued interest receivable	(69)	(74)
Other, net	(293)	(1,066)
Net cash provided by operating activities	1,279	767

Cash flows from investing activities:
Purchase of held-to-maturity securities	-	(4,853)
Proceeds from sale of available-for-sale securities	250	-
Reinvested dividends on mutual funds	(42)	(219)
Principal payments received on securities held to maturity	5,146	2,380
Purchase of Federal Home Loan Bank stock	(174)	(855)
Loan originations, net of principal payments	(16,085)	(30,847)
Additions to premises and equipment	(4,128)	(4,049)
Proceeds from sale of premises and equipment	783	-
Net cash used by investing activities	(14,250)	(38,443)

Cash flows from financing activities:
Net increase in deposits	33,466	33,501
Net decrease in borrowings with maturities of three months or less	(4,000)	(3,057)
Proceeds from borrowings with maturities in excess of three months	3,500	29,500
Repayment of borrowings with maturities in excess of three months	(11,359)	(12,454)
Purchase of treasury stock	(3,258)	(3,826)
Net cash provided by financing activities	18,349	43,664

Net change in cash and cash equivalents	5,378	5,988
Cash and cash equivalents at beginning of period	9,665	6,705
Cash and cash equivalents at end of period	$15,043	$12,693

Supplementary information:
Interest paid on deposit accounts	$3,452	$4,260
Interest paid on short-term borrowings	9	41
Interest paid on long-term borrowings	4,019	3,452
Income taxes paid, net of refunds	703	1,008

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009	(In thousands)

Securities Available for Sale

Mutual funds - bond funds	$6,377	$104	$(225)	$6,256

Securities Held to Maturity

Government-sponsored enterprise mortgage-backed securities	$47,063	$2,594	$-	$49,657

December 31, 2008

Securities Available for Sale

Mutual funds - bond funds	$6,651	$-	$(261)	$6,390

Securities Held to Maturity

Government-sponsored enterprise mortgage-backed securities	$52,162	$2,040	$(4)	$54,198

There is no other-than-temporary impairment recognized in accumulated other comprehensive loss at September 30, 2009.

For the three and nine months ended September 30, 2009, proceeds from sale of securities available for sale amounted to $250,000, which realized a gross gain of $10,000.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2009	(In thousands)

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$225	$1,863

At September 30, 2009, the Bank’s AMF Short U.S. Government Fund had an unrealized loss with aggregate depreciation of 10.8% from the Company’s cost basis.  This fund did not reduce or eliminate its dividend payments.  As of September 30, 2009, this fund had 90.9% invested in mortgage-backed securities and 9.1% in repurchase agreements.  The mortgage-backed securities consist primarily of government sponsored enterprise obligations. The Company has determined that this unrealized loss relates primarily to illiquidity in the market for the securities underlying the fund and not to credit issues.  The Company has the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of the fair value.  The effective duration of this fund is 1.6 years.  The Company has reviewed the financial condition of the issuers and has determined that the decline is temporary.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $28.6 million at September 30, 2009, as compared to $36.3 million as of December 31, 2008.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.  Common stock equivalents that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.  Treasury shares and common shares held by the ESOP which have not been released or committed to be released are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding during the nine months ended September 30, 2009 or 2008.

NOTE 5 – STOCK REPURCHASE PLAN

On May 14, 2009, the Company announced the commencement of a stock repurchase program to acquire up to 199,852 shares, or 5%, of the Company’s then outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  As of September 30, 2009, the Company had purchased 54,500 shares under this stock repurchase program, at an average cost of $12.10 per share.

NOTE 6 – FAIR VALUES OF ASSETS AND LIABILITIES

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

Securities available for sale:  Fair values are based on the net asset values (“NAV”) of the mutual funds.  The NAV is determined based on the fair values of the individual securities within the fund divided by the number of shares outstanding.  The funds’ debt securities are valued at market quotations obtained from independent pricing services, or, for certain securities, a fixed income pricing methodology using factors such as (1) information obtained with respect to market transactions in such securities or comparable securities; (2) the price and extent of public trading in similar securities of the issuer or comparable securities; (3) the fundamental analytical data relating to the investment and; (4) quotations from broker/dealers, yields, maturities, ratings and various relationships between securities.  The valuation process also takes into consideration factors such as interest rate changes, movements in credit spreads, default rate assumptions, prepayment assumptions, type and quality of collateral, and security seasoning.

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

Assets Measured at Fair Value on a Recurring Basis

At September 30, 2009, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)
Securities available for sale	$-	$6,256	$-	$6,256	$-	$6,390	$-	$6,390

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

	September 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$15,043	$15,043	$9,665	$9,665
Securities available for sale	6,256	6,256	6,390	6,390
Securities held to maturity	47,063	49,657	52,162	54,198
FHLB stock	5,730	5,730	5,556	5,556
Loans, net	348,802	365,134	333,029	350,965
Accrued interest receivable	1,498	1,498	1,429	1,429

Financial liabilities:
Deposits	262,589	263,306	229,123	229,640
Short-term borrowings	-	-	4,000	4,000
Long-term borrowings	133,579	135,476	141,438	142,966
Accrued interest payable	623	623	661	661

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.   The Codification became effective for the Company on July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued two accounting pronouncements relating to interim disclosures about fair value of financial instruments, one pronouncement related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and two pronouncements relating to the recognition and presentation of other-than-temporary impairments. These pronouncements provide additional guidance for estimating fair value and recognition of other-than-temporary impairment as well as additional disclosures. These pronouncements were adopted for the quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company’s adoption of this pronouncement for the quarter ending June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  For the purposes of this accounting pronouncement, the Company has evaluated subsequent events through November 12, 2009, the date consolidated financial statements were issued.

In June 2009, the FASB amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will now require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Management does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Management does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB amended its guidance on fair value measurements and disclosures.  This guidance provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This guidance was adopted by the Company for the quarter ended September 30, 2009 and did not have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent).  This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance.  This guidance is effective for interim and annual periods ending after December 15, 2009.  Early adoption is permitted for earlier interim and annual periods that have not been issued.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

 Total assets at September 30, 2009 were $452.3 million, an increase of $20.0 million, or 4.6%, compared to $432.3 million at December 31, 2008.  The asset growth was primarily concentrated in the loan portfolio, cash and due from banks, short-term investments and premises and equipment.  The percentage of gross loans to total assets increased to 77.9% at September 30, 2009, compared to 77.7% at December 31, 2008.

Cash and cash equivalents increased by $5.3 million, or 55.6%, to $15.0 million at September 30, 2009 from $9.7 million at December 31, 2008.   Customer deposit balances increased during the quarter ended September 30, 2009 resulting in funds invested in an overnight FHLB account.

The net loan portfolio increased by $15.8 million, or 4.7%, during the first nine months of 2009.  The loan portfolio growth was primarily concentrated in commercial real estate mortgages (an increase of $11.4 million or 12.2%) and residential mortgages (an increase of $9.6 million or 4.8%), partially offset by a decrease in home equity loans and lines (a decrease of $4.4 million or 14.5%).

Deposits increased $33.5 million from $229.1 million at December 31, 2008 to $262.6 million at September 30, 2009.  Deposit growth was primarily focused in NOW/Demand accounts (an increase of $13.4 million or 14.8%), time deposit accounts (an increase of $12.2 million or 16.7%) and money market accounts (an increase of $7.5 million or 19.1%).   The promotion of the Company’s new high-interest earning rewards checking account is responsible for a majority of the increase in the NOW/demand deposit category.  Time deposits represented 32.5% of the Company’s total deposit balances at September 30, 2009, compared to 32.0% at December 31, 2008.

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, decreased $11.8 million, or 8.2%, to $133.6 million at September 30, 2009, compared to an outstanding balance of $145.4 million at December 31, 2008.   The increase in deposit balances were used to help pay down maturing FHLB advances during the first nine months of 2009.

Total stockholders’ equity at September 30, 2009 was $52.6 million compared to $54.3 million at December 31, 2008.  The decrease was primarily attributable to share repurchases under the Company’s stock repurchase plan, offset by net income and stock-based compensation credits.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

General.  Net income increased by $700,000, or 147.4%, to $225,000 for the three months ended September 30, 2009, compared to the net loss of $475,000 for the three months ended September 30, 2008.  The increases were primarily due to increases in net interest income and a decrease in the impairment loss on securities available for sale.

Net income increased by $548,000, or 229.3%, to $309,000 for the nine months ended September 30, 2009, compared to the net loss of $239,000 for the nine months ended September 30, 2008.  The increase was primarily due to an increase in net interest income and total non-interest income, partially offset by an increase in non-interest expenses for the nine months ended September 30, 2009.

Net Interest Income.  Net interest income for the three months ended September 30, 2009 was $3.4 million, which was $435,000, or 14.6%, more than net interest income of $3.0 million for the three months ended September

30, 2008.  The increase in net interest income was due to the increase of $362,000, or 6.7%, in interest and dividend income, in addition to the decrease of $73,000, or 3.0%, in total interest expense.

Net interest income for the nine months ended September 30, 2009 was $9.8 million, which was $934,000, or 10.5%, more than net interest income of $8.9 million for the nine months ended September 30, 2008.  The increase of $1.3 million, or 8.1%, in interest and dividend income exceeded the increase of $359,000, or 5.1%, in total interest expense.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$348,259	$5,084	5.84%	$318,462	$4,831	6.07%
Securities	54,362	649	4.78	40,078	482	4.81
Other interest-earning assets	12,378	3	0.10	10,229	61	2.39
Total interest-earning assets	414,999	5,736	5.53	368,769	5,374	5.83

Bank-owned life insurance	10,154			9,745
Other noninterest-earning assets	28,258			20,281
Total assets	$453,411			$398,795

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,033	321	1.81	$49,912	318	2.55
Savings accounts	25,825	17	0.26	25,987	21	0.32
Money market accounts	45,930	139	1.21	36,289	246	2.71
Certificates of deposit	87,348	580	2.66	78,801	641	3.25
Total interest-bearing deposits	230,136	1,057	1.84	190,989	1,226	2.57

Borrowings	133,882	1,265	3.78	114,668	1,169	4.08
Total interest-bearing liabilities	364,018	2,322	2.55	305,657	2,395	3.13

Demand deposits	32,743			33,369
Other noninterest-bearing liabilities	3,973			2,549
Total liabilities	400,734			341,575

Stockholders’ equity	52,677			57,220
Total liabilities and stockholders’ equity	$453,411			$398,795

Net interest income		$3,414			$2,979
Interest rate spread			2.98%			2.70%
Net interest margin			3.29%			3.23%
Average interest-earning assets to average interest-bearing liabilities			114.01%			120.65%

Total interest and dividend income increased 6.7% to $5.7 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008, primarily due to an increase in interest earned on loans and securities, offset by a decrease in income earned on other interest-earning assets.  Interest earned on loans increased 5.2% to $5.1 million for the three months ended September 30, 2009 from $4.8 million for the three months ended September 30, 2008, due to an increase in the average balance of loans, partially offset by a decrease in yield.  Average loans increased 9.4% to $348.3 million for the three months ended September 30, 2009 from $318.5 million for the three months ended September 30, 2008, while the yield earned on loans decreased 23 basis points to 5.84% for the three months ended September 30, 2009 from 6.07% for the three months ended September 30, 2008.  Interest earned on securities increased by $167,000 to $649,000 for the three months ended September 30, 2009, compared to $482,000 for the three months ended September 30, 2008, due to an increase in average balance of securities to $54.4 million for the three months ended September 30, 2009, compared to $40.1 million for the three months ended September 30, 2008.  The average balance of securities increased due to the purchase in the second half of 2008 of mortgage-backed securities pledged to secure repurchase agreements, resulting in an increase of interest and dividends earned in the quarter ended September 30, 2009 when compared to the third quarter of 2008.  Interest earned on other-interest earning assets decreased to $3,000 for the three months ended September 30, 2009, compared to $61,000 for the three months ended September 30, 2008, due to a decrease in the average yield to 0.10% from 2.39%, as a result of the suspension of the Federal Home Loan Bank of Boston’s 2009 quarterly dividend payment to its members.

Total interest expense decreased $73,000 to $2.3 million for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008, primarily due to a 58 basis point decrease in total interest-bearing liabilities, including a 73 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest-bearing deposits were seen in the money market accounts, a decrease of $107,000, or 150 basis points in the average cost, and certificates of deposit, which decreased by $61,000, or 60 basis points in average cost.  The total expense for borrowings increased 8.2% to $1.3 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008, due to an increase in the average balance of $19.2 million to $133.9 million from $114.7 million, offset by a decrease in the cost to 3.78% from 4.08%.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$344,666	$15,217	5.89%	$307,713	$14,310	6.20%
Securities	55,900	2,064	4.92	38,208	1,457	5.08
Other interest-earning assets	9,569	9	0.13	10,562	230	2.90
Total interest-earning assets	410,135	17,290	5.62	356,483	15,997	5.98

Bank-owned life insurance	10,055			9,606
Other noninterest-earning assets	28,140			18,600
Total assets	$448,330			$384,689

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,399	1,078	2.16	$39,247	607	2.06
Savings accounts	25,658	53	0.28	25,519	62	0.32
Money market accounts	43,520	572	1.75	33,152	726	2.92
Certificates of deposit	82,653	1,766	2.85	79,970	2,196	3.66
Total interest-bearing deposits	218,230	3,469	2.12	177,888	3,591	2.69

Borrowings	141,192	3,972	3.75	114,357	3,491	4.07
Total interest-bearing liabilities	359,422	7,441	2.76	292,245	7,082	3.23

Demand deposits	31,654			31,748
Other noninterest-bearing liabilities	4,274			2,547
Total liabilities	395,350			326,540

Stockholders’ equity	52,980			58,149
Total liabilities and stockholders’ equity	$448,330			$384,689

Net interest income		$9,849			$8,915
Interest rate spread			2.86%			2.75%
Net interest margin			3.20%			3.33%
Average interest-earning assets to average interest-bearing liabilities			114.11%			121.98%

Total interest and dividend income increased 8.1% to $17.3 million for the nine months ended September 30, 2009 from $16.0 million for the nine months ended September 30, 2008 primarily due to an increase in interest earned on loans and securities, offset by a decrease in income earned from other interest-earning assets.  Interest earned on loans increased 6.3% to $15.2 million for the nine months ended September 30, 2009 from $14.3 million for the nine months ended September 30, 2008, due to an increase in the average balance of loans.  Average loans increased 12.01% to $344.7 million for the nine months ended September 30, 2009 from $307.7 million for the nine months ended September 30, 2008, as the yield earned on loans decreased by 31 basis points to 5.89% for the nine months ended September 30, 2009 from 6.20% for the nine months ended September 30, 2008.  Interest earned on securities increased by $607,000 to $2.1 million for the nine months ended September 30, 2009 compared to $1.5 million for the nine months ended September 30, 2008.  The increase was due to an increase in average balance of securities to $55.9 million for the nine months ended September 30, 2009 compared to $38.2 million for the nine months ended September 30, 2008, partially offset by a 16 basis point decrease in yield.  The average balance of securities increased due to the purchase in the second half of 2008 of mortgage-backed securities pledged to secure repurchase agreements, which resulted in an increase of interest and dividends earned in the first nine months of September 30, 2009 when compared to the same period in 2008.  Interest earned on other-interest earning assets decreased to $9,000 for the nine months ended September 30, 2009, compared to $230,000 for the nine months ended September 30, 2008, due to the decrease in the average balance and in the average yield to 0.13% from 2.90%, primarily due to the suspension of the Federal Home Loan Bank of Boston’s 2009 quarterly dividend payments to its members.

Total interest expense increased $359,000 to $7.4 million for the nine months ended September 30, 2009 from $7.1 million for the nine months ended September 30, 2008, primarily due to the increase in the average balance of borrowings, offset by a decrease in the average cost of interest-bearing deposits and borrowings.  The total average cost of interest-bearing deposits decreased from 2.69% to 2.12%, a total decrease of 57 basis points.  The average balance of interest-bearing demand deposits increased $27.2 million to $66.4 million from $39.2 million, as the average cost increased by 10 basis points.  The average balance of money market accounts increased $10.4 million to $43.5 million from $33.2 million, while the average cost decreased by 117 basis points to 1.75%.  The average balance of certificates of deposit increased by $2.7 million for the nine months ended September 30, 2009, while the average cost decreased 57 basis points. The average cost of interest-bearing demand deposits increased by 10 basis points due to the new high-interest rewards checking product offered. With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts, rather than the longer-term time deposit accounts.   The total expense for borrowings increased 13.8% to $4.0 million for the nine months ended September 30, 2009 from $3.5 million for the nine months ended September 30, 2008, due to an increase in the average balance of $26.8 million to $141.2 million from $114.4 million, offset by a 32 basis point decrease in the cost to 3.75% from 4.07%.

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

	For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest Income:	(Dollars in thousands)
Loans	$1,218	$(965)	$253
Securities	191	(24)	167
Other interest-earning assets	74	(132)	(58)
Total interest-earning assets	1,483	(1,121)	362

Interest Expense:
Deposits	1,098	(1,267)	(169)
Borrowings	543	(447)	96
Total interest-bearing liabilities	1,641	(1,714)	(73)
Net change in interest income	$(158)	$593	$435

	For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest Income:	(Dollars in thousands)
Loans	$1,997	$(1,090)	$907
Securities	684	(77)	607
Other interest-earning assets	(20)	(201)	(221)
Total interest-earning assets	2,661	(1,368)	1,293

Interest Expense:
Deposits	988	(1,110)	(122)
Borrowings	908	(427)	481
Total interest-bearing liabilities	1,896	(1,537)	359
Net change in interest income	$765	$169	$934

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,161	$2,622	$2,924	$2,399
Provision for loan losses	160	119	447	345
Total charge-offs	-	-	(50)	(7)
Total recoveries	-	-	-	4
Balance at end of period	$3,321	$2,741	$3,321	$2,741

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s provisions were $160,000 and $447,000 for the three and nine months ended September 30, 2009, respectively, compared to $119,000 and $345,000 for the three and nine months ended September 30, 2008, respectively.  The Company’s loan loss provision in the third quarter of 2009 reflects additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  There are $8.1 million of classified and criticized commercial loans that are under watch by management.  Total classified and criticized loans consist of $4.0 million in the sub-standard category and $4.1 million in the special mention category.  Total classified and criticized loans represent 2.3% of the Company’s total gross loans.  The increase in the provision for loan losses during the first nine months of 2009 compared to the first nine months of 2008 is primarily due to the growth in the loan portfolio, coupled with the increase in classified and criticized loans.   The Company has no exposure to subprime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates indicated.

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in thousands)

Nonaccrual loans:	$-	$-	$318
Total nonperforming assets	$-	$-	$318
Total non-performing loans to total loans	-%	-%	0.10%
Total non-performing loans to total assets	-	-	0.08
Total non-performing assets to total assets	-	-	0.08

Non-interest Income.   Non-interest income for the third quarter of 2009 totaled $561,000, an increase of $442,000, or 371.4%, compared to the third quarter of 2008.  The increase in non-interest income is primarily due to no other-than-temporary impairment charge recorded in the third quarter of 2009 as compared to the $480,000 impairment charge recorded in the third quarter of 2008.  Income earned from customer service fees decreased by $36,000, or 7.6%, to $437,000 for the three months ended September 30, 2009, primarily due to fewer overdraft fees incurred on customers’ accounts.

Non-interest income for the first nine months of 2009 totaled $1.5 million, an increase of $267,000, or 21.0%, compared to the first nine months of 2008.  The increase between the two periods in non-interest income is primarily due to the $480,000 impairment charge recorded in the first nine months of 2008 as compared to a $76,000 impairment charge recorded in the first nine months of 2009 for the Bank’s holding in the AMF Ultra Short Mortgage Fund, resulting in higher non-interest income in the first nine months of 2009 when compared to the same period in 2008.  The AMF Ultra Short Mortgage Fund has invested in private-label mortgage-backed securities and U.S. Government agency and government-sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant the other-than-temporary impairment charge.  Given the significant uncertainty and illiquidity in the markets for such securities, management cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value (net of impairment charges) of $1.7 million at September 30, 2009.  The fair value of this fund increased by $67,000 in the third quarter of 2009, therefore, there was no impairment charge recorded.  Income earned from customer service fees decreased by $115,000, or 8.4%, to $1.3 million for the nine months ended September 30, 2009, primarily due to fewer overdraft fees incurred on customers’ accounts.  Miscellaneous income decreased by $32,000, or 42.7%, in the first nine months of 2009 when compared to the same period in 2008.

Non-interest Expense.   Salaries and employee benefits expense increased by 1.9%, or $38,000, to $2.0 million for the three months ended September 30, 2009, due to an additional funding expense required for the Bank’s defined benefit retirement plan, offset by the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the third quarter of 2008 when compared to the same period of 2009.  Occupancy and equipment and data processing costs increased $108,000 and $50,000, respectively, due to an increase in costs associated with the opening of the Portsmouth and Stonington branches.  Professional fees increased $43,000, due to increased auditing and consulting costs.  Marketing costs decreased $213,000, due to the Bank’s concerted efforts to reduce overall marketing expenses.  Other general and administrative expenses increased to $311,000 for the three months ended September 30, 2009 from $260,000 for the three months ended September 30, 2008, primarily due to the Company’s increased premium costs for FDIC deposit insurance.

Salaries and employee benefits expense decreased by 2.0%, or $119,000, to $5.8 million for the nine months ended September 30, 2009, primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  Occupancy and equipment and data processing costs increased $314,000 and $225,000, respectively, due to an increase in expenses associated with the opening of two new branch locations during the first nine months of 2009.  Professional fees increased by $28,000, due to an overall increase in costs for professional services. Marketing costs decreased $227,000, due to management’s decision to reduce marketing costs in 2009.  Other general and administrative expenses increased to $1.1 million for the nine months ended September 30, 2009 from $643,000 for the nine months ended September 30, 2008, primarily due to the Company’s increased premium costs of $211,000 for FDIC deposit insurance, coupled with the $205,000 FDIC special assessment charge incurred during the first nine months of 2009 when compared to the same period in 2008.

Income Taxes. The provision for income taxes for the three months ended September 30, 2009 was $117,000 compared to $58,000 for the three months ended September 30, 2008, due to higher income before taxes of $342,000 for the three months ended September 30, 2009, compared the net loss before income taxes of $417,000 for the three months ended September 30, 2008.  The effective tax rate for the third quarter of 2009 was 34.2%, versus 13.9% for the 2008 period.  The higher effective tax rate in the third quarter of 2009 is primarily due to the other-than-temporary impairment charge in the third quarter of 2008, offset by a decline in non-taxable stock-based compensation expense.

The provision for income taxes for the nine months ended September 30, 2009 was $217,000, compared to $332,000 for the nine months ended September 30, 2008.   The effective tax rate for the nine month period of 2009 was 41.3%, versus 357.0% for the 2008 period.  The higher effective tax rate in the first nine months of 2008, when compared to the same period in 2009, is primarily due to the larger impairment charge of $480,000 recorded in 2008 as compared the $76,000 impairment charged recorded in 2009, offset by a decline in non-taxable stock-based compensation expense.  The Company does not realize any tax benefit in connection with the other-than-temporary securities impairment charge, because such capital loss would result in a tax benefit to the Company only to the extent that the capital loss can be used to reduce capital gains available during carryback and carryforward periods.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $15.0 million.  Securities classified as available for sale provide additional sources of liquidity.  On September 30, 2009, we had $93.6 million of borrowings outstanding with the

Federal Home Loan Bank of Boston and we had the ability to borrow an additional $44.7 million from the Federal Home Loan Bank of Boston.

At September 30, 2009, we had $28.6 million in loan commitments outstanding, which consisted of $4.8 million of real estate loan commitments, $14.7 million in unused home equity lines of credit, $4.5 million in construction loan commitments and $4.6 million in commercial lines of credit commitments.  Certificates of deposit due within one year of September 30, 2009 totaled $77.6 million, or 90.8% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2009 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2009 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$40,814	$-13,767	-25	9.15%	-242
200	46,214	-8,367	-15	10.16%	-142
100	51,240	-3,341	-6	11.04%	-53
50	53,185	-1,396	-3	11.36%	-21
0	54,581	0	0	11.57%	0
(50)	55,093	512	1	11.61%	4
(100)	54,355	-226	0	11.42%	-16

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition,  no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Any Future FDIC Special Assessments or Increases in Insurance Premiums Will Adversely Impact the Company’s Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $205,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is not probable that it will levy an additional special assessment for the remainder of 2009, when the industry is in a weakened condition.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund (DIF) to return to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years.  At the same time, the FDIC adopted higher risk-based assessment rates effective beginning January 1, 2011.   The FDIC seeks to address its liquidity needs through a notice of proposed rulemaking, by requiring institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The assessment rate for the fourth quarter of 2009 and for all of 2010 would be the Bank’s base assessment rate in effect on September 30, 2009.  This rate would be increased by 3 basis points in 2011 and 2012.  Also, for purposes of calculating the prepaid amount, the Company’s third quarter 2009 assessment base (total domestic deposits) would be increased quarterly at a 5% annual growth rate through the end of 2012.  The Company would record the entire amount of its prepaid assessment as a prepaid asset as of December 30, 2009, so there would be no earnings or capital impact as of that date.  As of December 31, 2009, and each quarter thereafter, the Company would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  As of the date of this quarterly report on Form 10-Q, the FDIC Board proposals for the prepaid assessment have not been made final.  The FDIC proposes that a final rule following this proposed rule would become effective immediately upon adoption.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2009	15,000	$12.07	15,000	159,852
August 2009	14,500	12.15	14,500	145,352
September 2009	-	-	-	145,352
Total	29,500	$12.11	29,500

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

Not applicable.

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

Newport Bancorp, Inc.

Date: November 12, 2009	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer