Form 10-K
period 2009-12-31
Newport Bancorp Inc
filed 2010-03-26
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 0-51856

NEWPORT BANCORP, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4465271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bellevue Avenue, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

(401) 847-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009 was approximately $29,928,320.

The number of shares outstanding of the registrant’s common stock as of March 3, 2010 was 3,750,477.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the  Registrant’s Annual Meeting of Stockholders to be held on May 20, 2010 are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Newport Bancorp, Inc. operates, as well as nationwide, Newport Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation.  For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements

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

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888.  In October 2005, Newport Federal merged with Westerly Savings Bank, a Rhode Island mutual financial institution with two branch locations in Westerly, Rhode Island. The Bank operates as a community-oriented financial institution offering financial services to consumers and businesses in the Bank’s market area.  Newport Federal attracts deposits from the general public and uses those funds to originate one-to-four family residential loans, commercial real estate loans, home equity loans and lines of credit, multi-family loans, construction loans and consumer loans. At December 31, 2009, 97.2% of the loans in our portfolio were collateralized by real estate.

In connection with the intial stock offering, in July 2006, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares sold in the stock offering.  The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Available Information

The Bank’s website address is www.newportfederal.com.  Information on this website should not be considered a part of this Form 10-K.

Index

Market Area

Newport Federal is headquartered in Newport, Rhode Island.  In addition to its main office located in Newport, the Bank operates five full-service branch offices located in Middletown, Wakefield, Westerly and Portsmouth, Rhode Island, and Stonington, Connecticut.  The Bank opened its Portsmouth, Rhode Island branch in January 2009, and its Stonington, Connecticut branch in May 2009.  The Bank considers Newport and Washington Counties, Rhode Island to be its primary market area.  The economy in our market area is primarily oriented to the retail and hospitality industries.

Competition

Newport Federal faces significant competition for the attraction of deposits and origination of loans.  The Bank’s competition for loans comes primarily from financial institutions and credit unions in our market area. The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the FDIC, the Bank held approximately 11.45% of the deposits in Newport County, Rhode Island and approximately 2.37% of the deposits in Washington County, Rhode Island.  In addition, banks owned by large holding companies such as Bank of America, Citizens and Sovereign also operate in our market area.  These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

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

Lending Activities

General.  The largest segment of the Bank’s loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans. The other significant segment of the Bank’s loan portfolio is commercial real estate loans.  To a lesser degree, Newport Federal also originates home equity loans and lines of credit, multi-family loans and construction loans.  The Bank also offers consumer loans, which constituted 0.07% of total loans at December 31, 2009. The Bank originates loans for investment purposes, although the Bank occasionally may sell a portion of its one-to-four family residential loans into the secondary market.

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

Multi-Family and Commercial Real Estate Loans.  Newport Federal offers fixed- and adjustable-rate mortgage loans secured by commercial and multi-family real estate.  The Bank’s commercial and multi-family real estate loans are generally secured by five to ten unit apartment buildings, small office buildings, two to four unit mixed-use retail and residential properties and hospitality establishments.  These properties are primarily located in Newport and Washington Counties in Rhode Island, and to a lesser extent other cities and towns in Rhode Island, Connecticut and Massachusetts.

Newport Federal originates a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 10 years, and to a lesser extent, 20 years.  These adjustable-rate loans include loans that adjust based on the five-year FHLB Classic Rate Advance Index, adjustable every five years.  Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value.

As of December 31, 2009, the Bank’s largest loan secured by commercial real estate was $4.0 million.  This loan is secured by retail commercial property.  This loan was performing in accordance with its original terms at December 31, 2009.

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

Construction Loans. Newport Federal originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  One-to-four family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements.  Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements.  At December 31, 2009, the largest construction loan was for $2.9 million, of which $1.1 million was advanced.  This loan was performing according to its original terms at December 31, 2009.  Construction loans to individuals are generally made on the same terms as Newport Federal’s one-to-four family mortgage loans.

Consumer Loans.  The Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts.  At December 31, 2009, consumer loans totaled $223,000, or 0.07% of total loans.

Index

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

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  Occasionally, Newport Federal sells loans that the Bank has originated.  The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.  Newport Federal did not sell any loans in 2009 or 2008.

Index

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $376,000 at December 31, 2009. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.  The Bank does not service purchased loans.

Loan participations, purchased and sold, totaled $2.1 million at December 31, 2009.  Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates.  However, as with purchased loans, the Bank does not service purchased participation loans.  Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Newport Federal’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management.  The President, Chief Lending Officer and Chief Operating Officer have authority to approve secured loans in amounts up to $2.8 million and unsecured loans up to $300,000.  Secured loans from $2.8 million to $3.2 million must be approved by four of the following persons: Commercial Loan Manager, Retail Loan Manager, Chief Lending Officer, President, Chief Operating Officer or one non-employee member of the Board of Directors.  Secured loans from $3.2 million to $3.6 million must be approved by a majority of the Executive Committee of the Board of Directors.  Unsecured loans over $600,000 and secured loans greater than $3.6 million up to the legal lending limit must be approved by a majority vote of the Board of Directors.  Smaller loans may be approved by individual loan officers.

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus.  At December 31, 2009, Newport Federal’s regulatory limit on loans to one borrower was $6.5 million.  At that date, the Bank’s largest lending relationship was $4.1 million and was secured by real property.  This relationship consists of three commercial loans, which were performing in accordance with their original terms at December 31, 2009.

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

At December 31, 2009, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae and mutual funds, the underlying assets of which consist of short-term agency securities and mortgage-backed securities.

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

In addition to deposit accounts for individuals, Newport Federal also offers deposit accounts designed for the businesses operating in our market area.  The Bank’s business banking deposit products include commercial checking accounts and money market accounts.

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

Personnel

At December 31, 2009, the Bank had 65 full-time employees and 21 part-time employees, none of whom is represented by a collective bargaining unit.  Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank.   The Newport Federal Savings Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.

REGULATION AND SUPERVISION

General

Newport Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  Newport Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC.  Newport Federal must file reports with the Office of Thrift Supervision and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Office of Thrift Supervision and the FDIC conduct periodic examinations to test Newport

Index

Federal’s safety and soundness with various regulatory requirements.  Newport Federal is also regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs reserves to be maintained against deposits and other matters.  This regulation and supervision establishes a comprehensive framework of activities in which Newport Federal may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

As a savings and loan holding company, Newport Bancorp is subject to regulation, examination and supervision by the Office of Thrift Supervision.  Newport Bancorp must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must also obtain regulatory approval of the Office of Thrift Supervision prior to entering into certain activities and transactions.  Newport Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on Newport Bancorp, Newport Federal and their operations.

Set forth below is a brief description of certain regulatory requirements applicable to Newport Bancorp and Newport Federal.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not a complete description of such statutes and regulations and their effects on Newport Bancorp and Newport Federal.

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  If the proposed legislation is enacted, Newport Bancorp would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Newport Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Newport Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Newport Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet four minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on

Index

the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.  Newport Federal does not typically engage in asset sales.  At December 31, 2009, Newport Federal’s capital exceeded all applicable requirements.

U.S. Treasury’s TARP Capital Purchase Program. In October 2008 the U.S. Treasury created the Capital Purchase Program (“CPP”) under which Treasury purchased securities from qualified financial institutions in an effort to stabilize the financial system.  Institutions electing to participate in the CPP became subject to a number of restrictions, including limits on executive compensation, stock redemptions and dividends.  Newport Federal elected not to participate in the CPP.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, Newport Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Newport Federal must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Newport Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Newport Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, Newport Federal satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the bank’s retained net income for the preceding two years;

•	the bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the bank is not eligible for expedited treatment of its filings.

Index

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Newport Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Newport Federal.  Newport Bancorp Corporation is an affiliate of Newport Federal.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Newport Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Newport Federal’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Newport Federal’s Board of Directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including

Index

stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured federal savings bank.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory

Index

actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2009, Newport Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. In October 2008, in response to the global financial crisis, deposit insurance by the FDIC was increased to a maximum of $250,000 per depositor.  On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the FDIC’s Transaction Account Guarantee Program, most non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009. The Company recorded an expense of $205,000 for the special assessment.  In addition, the FDIC has increased its quarterly assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the institution’s level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.  As a result of these changes, the Bank’s quarterly assessment for 2009 increased to a total of $392,000 from a total of $139,000 in 2008.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, Newport Federal prepaid $1.5 million in estimated assessment fees for 2010 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect Newport Federal’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2009, Newport Federal paid $21,000 in fees related to the FICO.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Newport Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Newport Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2009, Newport Federal was in compliance with this requirement.

Index

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and has not paid a dividend since that time.  In addition, the Federal Home Loan Bank of Boston declared a moratorium on excess stock repurchases in December 2008, which continues.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009, Newport Federal was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Newport Federal are subject to state usury laws and federal laws concerning interest rates.  Newport Federal’s operations are also subject to federal laws applicable to credit transactions and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.  In addition, the operations of Newport Federal are subject to statutes and regulations relating to the privacy of consumer financial records, customers’ rights arising from the use of automated teller machines and other electronic banking services, and anti-money laundering compliance programs.

Holding Company Regulation

General.  Newport Federal is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Newport Federal is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Newport Federal and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. Under present law, the business activities of Newport Federal is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Newport Federal, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Index

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

The United States economy remains weak and unemployment levels are high.  The prolonged economic downturn will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may continue to significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

A continued decline in real estate values could impact our profits.

Nearly all of Newport Federal’s loans are secured by real estate in the State of Rhode Island.  As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would impact the Bank’s profits.  A continued decline in real estate values could also cause some of Newport Federal’s mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss and could require additions to our allowance for loan losses through increased provisions for loan losses.  Additionally, a decline in real estate values could adversely impact the Bank’s portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Changes in interest rates may reduce our profits.

Net interest income is our largest source of income.  Changes in interest rates can affect the level of net interest income. The Company’s interest rate sensitivity is discussed in more detail in Item 7 of this report.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.  Changes in interest rates can also affect the demand for our products and services, and the supply conditions in the U.S. financial and capital markets.  Changes in the level of interest rates may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

If we do not achieve profitability on new branches, they may negatively impact our earnings.

We opened our Portsmouth, Rhode Island branch office in January 2009, and our Stonington, Connecticut branch office in May 2009.   Numerous factors contribute to the performance of a new branch, such as a suitable

Index

location, qualified personnel and an effective marketing strategy.  Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch offices can become profitable. During this period, operating these new branch offices may negatively impact our net income.

Strong competition within our market area could affect our profits and slow growth.

Newport Federal faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and attract deposits.  Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2009, which is the most recent date for which data is available from the FDIC, Newport Federal held approximately 11.45% of the deposits in Newport County, Rhode Island and approximately 2.37% of the deposits in Washington County, Rhode Island.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide.  Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

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

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our expenses have increased as a result of increases in Federal Deposit Insurance Corporation insurance premiums.  Any future special assessments, increases in premiums or required prepayments will adversely affect our earnings.

Index

The Federal Deposit Insurance Corporation has adopted a rule that will require us to prepay insurance premiums.  As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  We recorded an expense of $205,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The FDIC has also increased its maximum quarterly assessment rates and amended the method by which rates are calculated. Quarterly premium assessments paid by Newport Federal for 2009 equaled $392,000, compared to $139,000 for 2008.  Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.

In addition, in November 2009 the Federal Deposit Insurance Corporation adopted a rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  On December 30, 2009, Newport Federal prepaid $1.5 million in estimated quarterly assessment fees for the first quarter of 2010 through the fourth quarter of 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect Newport Federal’s capital or tax obligations.  For further discussion of how changes in insurance premiums could impact us, see “—Federal Regulations—Insurance of Deposit Accounts.”

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

During the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $76,000 and $706,000 impairment charges, respectively, for the Bank’s holding in the AMF Ultra Short Mortgage Fund.  The AMF Ultra Short Mortgage Fund has invested in private label mortgage-backed securities and US Government Agency and government sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  At December 31, 2009, this fund had an unrealized gain of $66,000.

If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended, or if our investment is classified as other-than-temporarily impaired or as permanently impaired, our earnings and/or stockholders’ equity could decrease.

The Bank owns common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program.  As a result of losses, the FHLBB has not paid a dividend since the fourth quarter of 2008, which has decreased our earnings.  In addition, future dividend levels paid by the FHLBB may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.  Based on redemption provisions of the FHLBB common stock, the stock has no quoted market value and is carred at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2009, no impairment has been recognized on the FHLBB common stock.

A legislative proposal has been introduced that would require the Company to become a bank holding company and the Bank to convert to a national bank, state bank or state savings association.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, eliminate federal savings associations and require all federal savings associations, such as Newport Federal, to convert to a national bank, state bank or state savings association.  In addition, the OTS would be merged into the Office of the Comptroller of the Currency, and the Company would become a bank holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which the Company is not currently subject.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

Index

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2009.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$3,620

Branches:
165 East Main Road Middletown, RI 02842	1978	3,000	05/30/2020	Leased	$499

1430 East Main Road Portsmouth, RI 02871	2009	6,754	N/A	Owned	$3,559

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	05/14/2011	Leased	$78

2 Wilder Avenue Westerly, RI 02891	2001	1,200	N/A	Owned	$505

445 Liberty Street Stonington, CT 06379	2009	3,500	4/30/2029	Leased	$2,003

ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ.  The Company has not paid any dividends to stockholders to date.  See “Dividends” below.

	High	Low

2009:

First Quarter	$11.96	$11.00
Second Quarter	$12.25	$11.00
Third Quarter	$12.99	$11.80
Fourth Quarter	$12.80	$11.08

2008:

First Quarter	$12.85	$11.40
Second Quarter	$13.00	$11.60
Third Quarter	$12.54	$11.60
Fourth Quarter	$12.29	$10.63

Holders.

As of March 9, 2010, there were approximately 589 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date.  The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  In addition, the Company’s ability to pay dividends is dependent on dividends received from Newport Federal.  For more information regarding restrictions on the payment of cash dividends by the Company and by Newport Federal, see “Business—Regulation and Supervision—Holding Company Regulation” and “— Regulation and Supervision—Federal Savings Institution Regulation—Limitation on Capital Distributions” and Note 9 to the Consolidated Financial Statements included in this Annual Report.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III,  Item 12(d) Equity Compensation Plan  Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2009 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.

Index

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	-	$-	-	145,352
November 1 - November 30	73,200	$12.31	73,200	72,152
December 1 - December 31	72,152	$12.18	72,152	-
Total	145,352	$12.25	145,352
_________________________________
(1)  On May 14, 2009, the Company announced the commencement of a stock repurchase program to acquire up to 199,852 shares, or 5%, of the Company’s then outstanding common stock.  On December 16, 2009, the Company completed the repurchase program, with 199,852 shares acquired at an average price of approximately $12.21 per share.  Repurchases, which were conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.  On February 12, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 191,508 shares, or 5%, of the Company’s then outstanding common stock.  The program, which is the Company’s fourth repurchase program, will be conducted through open market purchases or privately negotiated transactions made from time to time depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.  Repurchased shares will be held in treasury.  As of March 3, 2010, the Company had purchased 79,700 shares under this stock repurchase program, at an average cost of $12.03 per share.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2009	2008	2007

Performance Ratios:
Return on average assets	0.16%	(0.22)%	0.24%

Return on average equity	1.34	(1.47)	1.25

Interest rate spread (1)	2.95	2.76	2.68

Net interest margin (2)	3.27	3.32	3.55

Non-interest expense to average assets	2.99	3.29	3.46

Efficiency ratio (3)	85.92	90.08	85.90

Average interest-earning assets to average interest-bearing liabilities	114.07	121.01	132.77

Average equity to average assets	11.77	14.66	19.28

Capital Ratios (Bank Only):
Tangible capital	8.6	8.9	10.8

Leverage capital	8.6	8.9	10.8

Total risk-based capital	14.1	14.3	16.9

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.98	0.87	0.81

Allowance for loan losses as a percent of nonperforming loans	403.14	N/M	264.21

Net charge-offs to average outstanding loans during the period	0.01	0.01	0.00

Non-performing loans as a percent of total loans (4)	0.24	0.00	0.31

___________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)
The December 31, 2009 and 2008 ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding the $76,000 and $706,000 impairment charge incurred in 2009 and 2008, respectively.

(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of unadvanced funds.
N/M	Not meaningful because there are no nonperforming loans and, consequently, the denominator in the ratio was zero.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Other-Than-Temporary Impairment of Securities.

Declines in the value of marketable equity securities below their cost are evaluated for other-than-temporary impairment (“OTTI”) based on the severity and duration of the impairment.  For debt securities OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

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

Balance Sheet Analysis

Overview.  During 2009, the Company’s assets increased by $26.5 million, or 6.1%, to $458.9 million.  The majority of the asset growth was concentrated in net loans, which increased by $18.5 million, short-term investments, which increased by $8.7 million, premises and equipment, which increased by $2.7 million, and the new prepaid FDIC insurance assesment, which increased by $1.5 million. The prepaid FDIC insurance assessment was recorded as a prepaid asset and will be recognized in expense in the appropriate quarters over the next three years.  The growth in assets was partially offset by a decrease of $7.4 million in securities.  The asset growth was principally funded by a $32.8 million, or 14.3%, increase in deposits, partially offset by a $4.0 million decrease in FHLB advances.

Loans.  Newport Federal’s primary lending activity is the origination of loans secured by real estate.  The

Index

Bank originates one-to-four family residential loans, commercial real estate and multi-family loans and home equity loans.  To a lesser extent, Newport Federal originates construction loans and consumer loans.  Net loans increased from $333.0 million at December 31, 2008 to $351.5 million at December 31, 2009, or 5.5%.  Net loans represented 76.60% of total assets at December 31, 2009.

The largest segment of the Bank’s loan portfolio is one-to-four family residential loans, which increased by $7.4 million in 2009.  The percentage of one-to-four family loans as a percentage of total loans decreased in both 2009 and 2008.  During 2009 and 2008, the Bank increased other lending, particularly, multi-family and commercial real estate lending.

One-to-four family loans totaled $191.2 million, which represented 53.7% of total loans at December 31, 2009, compared to $183.8 million, which represented 54.5% of total loans at December 31, 2008.  The Bank offers fixed and adjustable rate one-to-four family residential loans. At December 31, 2009, the Bank had $176.5 million in fixed rate and $14.6 million in adjustable rate one-to-four family loans.

Commercial real estate loans totaled $106.6 million and represented 29.9% of total loans at December 31, 2009, compared to $93.6 million, representing 27.8% of total loans at December 31, 2008.  The increase of $13.0 million, or 13.9%, was a result of the Company’s continued efforts to expand its commercial real estate loan portfolio.  From December 31, 2005 to December 31, 2009, commercial real estate loans as a percentage of total loans increased from 20.3% to 29.9%. respectively.

Multi-family loans totaled $22.5 million, or 6.3% of total loans at December 31, 2009, compared to $17.4 million, or 5.2% of total loans at December 31, 2008.  Construction loans totaled $9.7 million, representing 2.7% of total loans at December 31, 2009, compared to $11.2 million, representing 3.3% of total loans at December 31, 2008.

Home equity loans and lines totaled $25.9 million, representing 7.3% of total loans at December 31, 2009, a decrease of $4.5 million from $30.4 million at December 31, 2008.

The Bank also originates consumer loans secured by automobiles or passbook or certificate accounts.  Consumer loans totaled $223,000 at December 31, 2009, compared to $601,000 at December 31, 2008.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One-to-four family	$191,154	53.67%	$183,767	54.53%	$169,179	57.08%	$157,448	60.67%	$152,385	64.90%
Multi-family	22,535	6.33	17,379	5.16	9,494	3.20	9,360	3.61	6,726	2.87
Commercial	106,605	29.93	93,632	27.78	76,919	25.95	57,650	22.21	47,742	20.33
Home equity loans and lines	25,891	7.27	30,425	9.03	30,934	10.44	29,275	11.28	23,538	10.02
Total real estate-mortgage	346,185	97.20	325,203	96.50	286,526	96.67	253,733	97.77	230,391	98.12

Construction	9,736	2.73	11,204	3.32	9,427	3.18	4,685	1.80	3,151	1.34

Consumer	223	0.07	601	0.18	442	0.15	1,112	0.43	1,263	0.54

Total loans	356,144	100.00%	337,008	100.00%	296,395	100.00%	259,530	100.00%	234,805	100.00%

Allowance for losses	(3,467)		(2,924)		(2,399)		(1,973)		(1,853)
Net deferred loan fees	(1,178)		(1,055)		(912)		(791)		(626)
Loans, net	$351,499		$333,029		$293,084		$256,766		$232,326

Index

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family Real Estate Loans	Multi- Family Real Estate Loans	Commercial Real Estate Loans	Home Equity Loans & Lines
	(Dollars in thousands)
Amounts due in:
One year or less	$14	$1,100	$4,815	$79
More than one year to five years	3,469	1,871	14,780	3,019
More than five years to ten years	18,084	18,578	81,684	10,797
More than ten years to twenty years	37,644	761	5,326	11,996
More than twenty years	131,943	225	-	-
Total	$191,154	$22,535	$106,605	$25,891

	Construction Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$6,333	$164	$12,505
More than one year to five years	1,890	59	25,088
More than five years to ten years	1,513	-	130,656
More than ten years to twenty years	-	-	55,727
More than twenty years	-	-	132,168
Total	$9,736	$223	$356,144

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)

Real estate-mortgage loans:
One-to-four family	$176,493	$14,648	$191,141
Multi-family	4,276	17,159	21,435
Commercial	39,179	62,612	101,791
Home equity loans and lines	13,233	12,578	25,811
Construction	-	3,402	3,402
Consumer	35	24	59
Total	$233,216	$110,423	$343,639

Index

Securities. The securities portfolio consists of mutual funds and mortgage-backed securities.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mutual funds	$6,388	$6,249	$6,651	$6,390	$7,117	$6,966

Securities held to maturity:
Mortgage-backed securities	$44,898	$46,940	$52,162	$54,198	$30,886	$30,751

All mortgage-backed securities are backed by residential mortgage loans and are issued by government sponsored enterprises.  Newport Federal had no investments in one issuer that had an aggregate book value in excess of 10% of our equity at December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $76,000 and $706,000, respectively, for the Bank’s holding in a mutual fund, which has invested in private-label mortgage-backed securities and US Government Agency and government sponsored agency securities. Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  Given the uncertainty and illiquidity in the markets for such securities, the Bank cannot be certain that future impairment charges will not be required against this investment. This fund has a remaining cost basis of $1.7 million and an unrealized gain of $66,000 at December 31, 2009.

At December 31, 2009, one mutual fund had an unrealized loss with aggregate depreciation of 11.6% from the Company’s cost basis.  This fund did not reduce or eliminate its dividend payments.  As of December 31, 2009, this fund had 94.4% invested in mortgage-backed securities and 5.6% in repurchase agreements.  The Company has determined that this unrealized loss relates primarily to illiquidity in the market for the securities underlying this fund and not to credit issues.  The Company has the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of the fair value.  The effective duration of this fund is 1.6 years.  The Company has reviewed the financial condition of the issuers and has determined that the decline is temporary.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2009.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$732	3.50%	$-	-%	$-	-%	$44,166	4.94%	$44,898	4.91%

Index

Deposits.  Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits.  The Bank considers demand deposits, money market and savings accounts to be core deposits.  Deposits increased $32.8 million, or 14.3%, for the year ended December 31, 2009.  Deposit growth in 2009 was focused in NOW/Demand accounts, which increased by $18.4 million or 20.2%, money market accounts, which increased by $7.4 million or 18.8%, time deposit accounts, which increased by $5.8 million, or 7.9%, and savings accounts, which increased by $1.2 million, or 4.7%. Time deposits represented 30.2% of the Company’s total deposit balances at December 31, 2009, compared to 32.0% at December 31, 2008.  NOW/Demand accounts represented 41.7% and 39.6% of the Company’s total deposit balances at December 31, 2009 and 2008, respectively.  The Bank’s rewards checking account is responsible for the majority of the increase in the NOW/Demand deposit category.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Noninterest-bearing demand deposits	$34,520	$32,776	$31,162
Interest-bearing demand deposits	74,589	57,982	28,061
Money market deposit accounts	46,991	39,540	28,763
Regular savings	26,793	25,591	25,963
Certificates of deposit	79,053	73,234	79,336

Total	$261,946	$229,123	$193,285

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2009.  Jumbo certificates of deposit require minimum deposits of $100,000.  The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Three months or less	$12,307
Over three through six months	6,234
Over six through twelve months	6,627
Over twelve months	2,224
Total	$27,392

Borrowings.  Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

Federal Home Loan Bank advances decreased by $4.0 million to $141.5 million at December 31, 2009, due to excess liquidity available as borrowings matured.  Federal Home Loan Bank advances increased by $25.0 million to $105.4 million during 2008.  During 2007 and 2008, the Bank borrowed $40.0 million using repurchase agreements.  These borrowings were used to help fund loan originations and to purchase securities held to maturity.  For additional information regarding our borrowings, see Note 7 to the notes to Consolidated Financial Statements included in this Annual Report.

Index

Results of Operations for the Years Ended December 31, 2009 and 2008

Overview.

	2009	2008
	(Dollars in thousands)

Net income (loss)	$708	$(848)
Return on average assets	0.16%	(0.22)%
Return on average equity	1.34%	(1.47)%
Average equity to average assets	11.77%	14.66%

Net income  in 2009 was $708,000 compared to a net loss of $848,000 in 2008. The $1.4 million increase in the Bank’s net interest income, the $554,000 increase in non-interest income and the $167,000 decrease in the tax provision, partially offset by the $545,000 increase in non-interest expenses, contributed to the increase in net income in 2009.  The $1.4 million increase in net interest income was primarily the result of higher levels of interest-earning assets and an increase in the interest rate spread.  The $554,000 increase in non-interest income is primarily a result of the $706,000 impairment charge recorded in 2008 for the Bank’s holding in the AMF Ultra Short Mortgage Fund, as compared to the $76,000 impairment charge recorded in 2009.  Non-interest expense for 2009 increased to $13.5 million from $12.9 million in 2008, an increase of 4.2%.  The increase in non-interest expense between the two years is attributable to an increase in occupancy and equipment expense, data processing fees, and FDIC insurance costs, offset by a decrease in salaries and employee benefits and marketing expense.  The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs associated with the opening of two new branch locations during 2009.  The increase in FDIC deposit insurance expense is due to the Company’s increased premium costs, coupled with the $205,000 FDIC special assessment charge in the second quarter of 2009.  The decrease in salaries and benefits is primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2008 compared to 2009. Effective tax rates were 53.9% and 673.0% for 2009 and 2008, respectively.  The higher effective tax rate in 2008, was primarily due to an increase in the valuation reserve against deferred tax assets and the write-down of the state deferred tax assets in conjunction with the formation of a passive investment company subsidiary.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using daily average balances, nonaccrual loans are included in average balances only, and loan fees are included in interest income on loans.  None of the income reflected in the following table is tax-exempt income.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$346,022	$20,287	5.86%	$313,126	$19,296	6.16%	$272,615	$17,195	6.31%
Securities	55,054	2,709	4.92	40,778	2,079	5.10	11,203	567	5.06
Other interest-earning assets	10,043	12	0.12	9,467	269	2.83	5,975	226	3.78
Total interest-earning assets	411,119	23,008	5.60	363,371	21,644	5.96	289,793	17,988	6.21

Bank-owned life insurance	10,105			9,667			9,024
Noninterest-earning assets	28,329			19,549			14,480
Total assets	$449,553			$392,587			$313,297

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,691	1,347	1.99	$43,333	983	2.27	$26,011	98	0.38
Savings accounts	25,783	69	0.27	25,527	83	0.33	29,131	94	0.32
Money market accounts	44,517	694	1.56	34,655	1,004	2.90	23,123	900	3.89
Certificates of deposit	82,807	2,199	2.66	78,232	2,751	3.52	83,593	3,796	4.54
Total interest-bearing deposits	220,798	4,309	1.95	181,747	4,821	2.65	161,858	4,888	3.02

Borrowings	139,601	5,238	3.75	118,538	4,767	4.02	56,412	2,806	4.97
Total interest-bearing liabilities	360,399	9,547	2.65	300,285	9,588	3.19	218,270	7,694	3.52

Demand deposits	31,954			32,258			32,400
Noninterest-bearing liabilities	4,309			2,479			2,221
Total liabilities	396,662			335,022			252,891

Equity	52,891			57,565			60,406
Total liabilities and equity	$449,553			$392,587			$313,297

Net interest income		$13,461			$12,056			$10,294
Interest rate spread			2.95%			2.77%			2.69%
Net interest margin			3.27%			3.32%			3.55%
Average interest-earning assets to average interest- bearing liabilities			114.07%			121.01%			132.77%

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

	2009 Compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)

Interest and dividend income:
Loans	$1,960	$(970)	$990
Securities	705	(75)	630
Other interest-earning assets	15	(271)	(256)
Total interest-earning assets	2,680	(1,316)	1,364

Interest expense:
Deposits	913	(1,425)	(512)
Borrowings	806	(335)	471
Total interest-bearing liabilities	1,719	(1,760)	(41)
Net change in interest income	$961	$444	$1,405

Net Interest Income. Net interest income for the year ended December 31, 2009 was $13.5 million, compared to $12.1 million for year December 31, 2008, an increase of 11.7%.  The increase in net interest income is due to the increase in the average balance of interest-earning assets of $47.7 million, or 13.1%, and a decrease in total interest expense, partially offset by the decrease in the yield on interest-earning assets. The yield on interest-earning assets decreased to 5.60% in 2009 from 5.96% in 2008, a decrease of 36 basis points.  The cost of interest-bearing liabilities decreased to 2.65% in 2009 from 3.19% in 2008, a decrease of 54 basis points.  The average cost of interest-bearing deposits decreased by 70 basis points, as a result of the continued low interest rate environment in 2009.  With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts and short-term time deposits, rather than the longer-term time deposit accounts.   Despite the fact that the average balance of borrowings increased $21.1 million in 2009, the low interest rate environment  has also contributed towards the 27 basis points decrease in total cost of borrowings from 2008 to 2009.  As the older and higher-cost borrowings matured, newer and lower-cost borrowings were purchased, which contributed towards the decrease in cost of borrowings in 2009. The Company’s interest rate spread increased 18 basis points to 2.95% at December 31, 2009 from 2.77% at December 31, 2008.

Provision for Loan Losses.  The loan loss provision for the years ended December 31, 2009 and December 31, 2008 was $593,000 and $568,000, respectively.  The provision was increased primarily due to the changes in the composition of the loan portfolio, including the increase in commercial real estate mortgages and changes in general economic conditions including the slowing economy and decreasing housing prices.

Index

Non-Interest Income.  The following table shows the components of non-interest income and the percentage changes from year to year.

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Customer service fees	$1,740	$1,801	(3.4)%
Gain on sale of available-for-sale securities	10	-	-
Impairment loss on available-for-sale securities	(76)	(706)	(89.2)
Bank-owned life insurance	400	409	(2.2)
Other	56	72	(22.2)
Total	$2,130	$1,576	35.2%

Non-interest income for 2009 totaled $2.1 million, an increase of $554,000, or 35.2%, compared to 2008.  The increase in non-interest income is primarily due to the $706,000 impairment charge recorded in 2008 for the Bank’s holdings in the AMF Ultra Short Mortgage Fund, as compared to the $76,000 impairment charge recorded in 2009.

Non-Interest Expense.  The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	2009	2008	% Change
	(Dollars in thousands)

Salaries and employee benefits	$7,560	$7,836	(3.5)%
Occupancy and equipment, net	1,798	1,372	31.0
Data processing	1,388	1,103	25.8
Professional fees	476	490	(2.9)
Marketing	898	1,245	(27.9)
FDIC insurance	597	139	329.5
All other.	744	731	1.8
Total	$13,461	$12,916	4.2

Efficiency ratio	85.92%	90.08%	4.16%

Total  non-interest expenses for 2009 increased to $13.5 million from $12.9 million for 2008, an increase of 4.2%.  The increase between the two years is attributable to an increase in occupancy and equipment expense, data processing fees, and FDIC insurance costs, offset by a decrease in salaries and employee benefits and marketing expense.  The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs associated with the opening of two new branch locations during 2009.  The increase in FDIC deposit insurance expense is due to the Company’s increased premium costs, coupled with the $205,000 FDIC special assessment charge in the second quarter of 2009.  The decrease in salaries and benefits is primarily due to the reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2008 compared to 2009.

Income Tax Expense.  The income tax expense for 2009 was $829,000 compared to the income tax expense of $996,000 for 2008.  The effective tax rates were 53.9% and 673.0% in 2009 and 2008, respectively.  The effective tax rate in 2009 and 2008 include the non-deductible compensation expense recorded for a portion of the incentive stock options and additional valuation reserves against the Company’s deferred tax assets (discussed below), and in 2008, the write-down of state deferred tax assets in conjunction with the formation of a passive investment company subsidiary, which were partially offset by non-taxable BOLI income.

Index

The deferred tax assets applicable to loss carry forwards relating to the deduction for the donation to the charitable foundation in 2006 are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carry forward period.  At December 31, 2007, Newport Bancorp had recognized a valuation allowance of $492,000 against the deferred tax asset related to this loss carry forward. This valuation allowance is assessed quarterly for recoverability, and based on management’s assessments during  2009 and 2008, the valuation allowance was increased by $201,000 and $250,000, respectively, due to changes in projected future taxable income.  At December 31, 2009, the valuation allowance for this deferred tax asset amounted to $943,000.

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

Index

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual loans:
Commercial real estate	$860	$–	$908	$–	$–
Total	860	–	908	–	–

Accruing loans past due 90 days or more	–	–	–	–	–
Total nonperforming loans	860	–	908	–	–

Real estate owned	–	–	–	–	–
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$860	$–	$908	$–	$–

Total nonperforming loans to total loans	0.24%	0.00%	0.31%	0.00%	0.00%
Total nonperforming loans to total assets	0.19%	0.00%	0.25%	0.00%	0.00%
Total nonperforming assets to total assets	0.19%	0.00%	0.25%	0.00%	0.00%

Gross interest income that would have been recorded for 2009 had nonaccruing loans been current according to their original terms, amounted to $17,000. The amount of interest income on such loans that was included in net income in 2009 was $31,000.

The Bank did not have any troubled debt restructurings at any of the dates presented.

Nonaccrual loans at December 31, 2009, consist of one commercial real estate loan and there are no losses expected on this loan.

Federal regulations require the Newport Federal to review and classify the Bank’s assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When the Bank classifies an asset as substandard or doubtful, the asset is assessed for impairment, and if impaired, a specific valuation allowance for loan losses is established.  If classified loans are not deemed to be impaired, the Bank applies a general reserve as further described below.  If Newport Federal classifies an asset as loss, it is charged off at an amount equal to 100% of the portion of the asset classified loss.

Index

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Special mention loans	$6,242	$73	$-
Substandard loans	4,570	-	908
Substandard securities	3,582	-	-
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$14,394	$73	$908

At December 31, 2009, loans classified as substandard, which the Company considers to be potential problem loans, consist of commercial real estate mortgages.

Delinquencies.  The following table provides information about delinquencies under 90 days in our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)

Real estate mortgage:
One-to-four family	$229	$-	$688	$118	$468	$82
Commercial	-	-	336	-	-	76
Home equity loans and lines	146	-	-	-	-	-
Consumer	-	-	-	-	-	7
Total	$375	$-	$1,024	$118	$468	$165
Delinquent loans to total loans	0.11%	0.00%	0.31%	0.04%	0.16%	0.06%

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

Specific Valuation Allowance on Identified Impaired Loans.  Newport Federal identifies impaired loans by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

General Valuation Allowance on the Remainder of the Loan Portfolio.  Newport Federal establishes a general allowance for loans that are not impaired loans, to recognize the inherent losses associated with lending

Index

activities.  This general valuation allowance is determined by segregating the loans by loan type and risk classification and assigning allowance percentages to each category.  The percentages are adjusted for significant changes in factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

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

At December 31, 2009 and 2008, the allowance for loan losses represented 0.98% and 0.87% of total loans, respectively.  No portion of the allowance was allocated to impaired loans at December 31, 2009 or 2008.  The allowance for loan losses increased from $2.9 million at December 31, 2008, to $3.5 million at December 31, 2009, or 18.6%.  The increase in 2009, was primarily due to the growth and changes in the composition of the loan portfolio and changes in economic conditions.  The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk. The Bank has not originated and does not own any sub-prime residential mortgage loans. There are $10.8 million of classified and criticized commercial loans that are under watch by management.  Total classified and criticized loans consist of $4.6 million in the sub-standard category and $6.2 million in the special mention category.  Total classified and criticized loans represent 3.1% of the Company’s total gross loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate mortgage:
One-to-four family	$956	27.57%	53.67%	$916	31.33%	54.53%
Multi-family	338	9.75	6.33	260	8.89	5.16
Commercial	1,881	54.25	29.93	1,404	48.02	27.78
Home equity loans and lines	142	4.10	7.27	167	5.71	9.03
Construction	146	4.21	2.73	168	5.74	3.32
Other consumer	4	0.12	0.07	9	0.31	0.18
Total allowance for loan losses	$3,467	100.00%	100.00%	$2,924	100.00%	100.00%

Index

	At December 31,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate mortgage:
One-to-four family	$835	34.80%	57.08%	$787	39.89%	60.67%	$912	49.22%	64.90%
Multi-family	137	5.71	3.20	121	6.13	3.61	81	4.37	2.87
Commercial	1,115	46.48	25.95	749	37.96	22.21	573	30.92	20.33
Home equity loans and lines	170	7.09	10.44	241	12.22	11.28	234	12.63	10.02
Construction	136	5.67	3.18	61	3.09	1.80	38	2.05	1.34
Other consumer	6	0.25	0.15	14	0.71	0.43	15	0.81	0.54
Total allowance for loan losses	$2,399	100.00%	100.00%	$1,973	100.00%	100.00%	$1,853	100.00%	100.00%

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$2,924	$2,399	$1,973	$1,853	$1,655
Provision for loan losses	593	568	426	120	198
Charge offs:
Real estate mortgage:
One-to-four family	–	–	–	–	–
Non-residential	–	–	–	–	–
Home equity loans and lines	50	40	–	–	–
Consumer loans	–	7	–	–	–
Total charge-offs	50	47	–	–	–

Recoveries:
Real estate mortgage:
One-to-four family	–	–	–	–	–
Non-residential	–	–	–	–	–
Home equity loans and lines	–	–	–	–	–
Consumer loans	–	4	–	–	–
Total recoveries	–	4	–	–	–
Net charge-offs	50	43	–	–	–

Balance at end of year	$3,467	$2,924	$2,399	$1,973	$1,853

Net charge-offs to average loans outstanding during the year	0.01%	0.01%	0.00%	0.00%	0.00%

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

Index

event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  Newport Bancorp measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in the net portfolio value at September 30, 2009 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at December 31, 2009 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$40,221	$-15,753	-28	8.88%	-283
200	46,884	-9,090	-16	10.15	-157
100	52,746	-3,228	-6	11.20	-52
50	54,546	-1,428	-3	11.49	-23
0	55,974	0	0	11.71	0
(50)	55,837	-138	0	11.63	-8
(100)	54,853	-1,121	-2	11.41	-30

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

The table below sets forth, as of November 30, 2009, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Bank expects that its percentage change in estimated net interest income over the next 12 months and from months 13-24 at December 31, 2009 is consistent with the table below.

Index

	% Change in Estimated Net Interest Income Over the Next 12 Months	% Change in Estimated Net Interest Income Over Months 13-24
200 basis point increase in rates	(1.3)%	(8.4)%
Flat interest rates	0.0%	0.6%
100 basis point decrease in rates	1.7%	4.2%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 1.3% over a 12-month horizon, and decrease net interest income by 8.4% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 BP and an increase in money market rates of 150 basis points.  These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 1.7% over the 12 month horizon and an increase of 4.2% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 30-50 BP, savings rates decreasing 20-33 BP and a decrease in money market rates of 100 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

The table below shows Newport Bancorp’s interest rate sensitivity gap position at December 31, 2009, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have an annual rate of withdrawal (decay rate) of 10%.

Index

Repricing Gap as of December 31, 2009

	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$12,505	$6,049	$4,180	$14,859	$318,551	$356,144
Securities	6,249	732	-	-	44,166	51,147
Short-term investments	11,750	-	-	-	-	11,750
Total interest-earning assets	30,504	6,781	4,180	14,859	362,717	419,041

Interest-bearing liabilities:
Savings deposits	2,679	2,411	2,170	1,953	17,579	26,792
Money market deposits	4,699	4,229	3,806	3,426	30,831	46,991
Interest-bearing demand deposits	10,911	9,820	8,838	7,954	71,586	109,109
Certificates of deposits	72,569	3,592	2,208	618	66	79,053
Borrowings	92,000	17,644	14,324	7,000	10,500	141,468
Total interest-bearing liabilities	182,858	37,696	31,346	20,951	130,562	403,413
Interest rate sensitivity gap	$(152,354)	$(30,915)	$(27,166)	$(6,092)	$232,155	$15,628

Interest rate sensitivity gap as a % of total assets	(33.20%)	(6.74%)	(5.92%)	(1.33%)	50.59%
Cum. interest rate sensitivity gap	$(152,354)	$(183,269)	$(210,435)	$(216,527)	$15,628

Cum. interest rate sensitivity gap as a % of total assets	(33.20%)	(39.94%)	(45.86%)	(47.19%)	3.41%

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

The most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on the operating, financing, lending and investing activities during any given period.  At December 31, 2009, cash and cash equivalents totaled $19.4 million.  Securities classified as available for sale and whose market value exceeds their cost provide an additional source of liquidity.  Securities classified as available for sale totaled $6.2 million at December 31, 2009.  In addition, at December 31, 2009, we had the ability to borrow a total of approximately $36.8 million of additional advances from the Federal Home Loan Bank of Boston.  On December 31, 2009, we had $101.5 million of advances outstanding.

Index

At December 31, 2009, the Bank had $25.6 million in loan commitments outstanding, which consisted of $2.9 million of real estate loan commitments, $14.5 million in unused home equity lines of credit, $4.4 million in construction loan commitments and $3.8 million in commercial lines of credit commitments.  Certificates of deposit due within one year of December 31, 2009 totaled $72.6 million, or 91.8% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  The Bank believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank.  Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Resources.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The initial public stock offering in 2006 increased the Company’s equity by approximately $43.6 million, which significantly increased liquidity and capital resources.  The financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and common share repurchases.   All repurchases are prohibited, however, if the repurchase would reduce Newport Federal’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements.  In the normal course of operations, Newport Federal engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about the Company’s loan commitments and unused lines of credit, see Note 11 to the Consolidated Financial Statements included in this Annual Report.

For the year ended December 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2009. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Newport Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

Index

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on May 20, 2010 (the “Proxy Statement”).

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

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Newport Bancorp, Inc. (1)
3.2	Bylaws of Newport Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (1)
10.1	Amended and Restated Supplemental Executive Retirement Plan (3)
10.2	First Amendment to Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement
10.3	Form of Amended and Restated Employment Agreement between Newport Federal Savings Bank and Executives
10.4	Form of Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Executives
10.5
Form of First Amendment to Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Carol R. Silven, Kevin M. McCarthy, Nino Moscardi, Bruce A. Walsh and Ray D. Gilmore, II (3)

10.6	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Bruce A. Walsh (3)
10.7
Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)

10.8
Form of Supplemental Director Retirement Agreements between Newport Federal Savings Bank and Peter W. Rector, William R. Harvey, Donald N. Kaull, Robert S. Lazar, Michael S. Pinto, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, John N. Conti, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)

21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Index
______________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: March 18, 2010	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer,	March 18, 2010
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and Chief	March 18, 2010
Bruce A. Walsh	Financial Officer
(principal accounting and
financial officer)

/s/ John N. Conti	Director	March 18, 2010
John N. Conti

/s/ Peter T. Crowley	Director	March 18, 2010
Peter T. Crowley

/s/ William R. Harvey	Director	March 18, 2010
William R. Harvey

/s/ Michael J. Hayes	Director	March 18, 2010
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 18, 2010
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 18, 2010
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 18, 2010
Robert S. Lazar

Index

/s/ Arthur P. Macauley	Director	March 18, 2010
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 18, 2010
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 18, 2010
Kathleen A. Nealon

/s/ Michael S. Pinto	Director	March 18, 2010
Michael S. Pinto

/s/ Alicia S. Quirk	Director	March 18, 2010
Alicia S. Quirk

/s/ Peter W. Rector	Director	March 18, 2010
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	March 18, 2010
Barbara Saccucci Radebach

Index

NEWPORT BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-43

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Newport Bancorp, Inc.

Newport, Rhode Island

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 24, 2010

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

ASSETS

	2009	2008
	(In thousands)

Cash and due from banks	$7,618	$6,628
Short-term investments	11,750	3,037
Cash and cash equivalents	19,368	9,665

Securities available for sale, at fair value	6,249	6,390
Securities held to maturity, at amortized cost	44,898	52,162
Federal Home Loan Bank stock, at cost	5,730	5,556
Loans	354,966	335,953
Allowance for loan losses	(3,467)	(2,924)
Loans, net	351,499	333,029

Premises and equipment, net	13,393	10,722
Accrued interest receivable	1,478	1,429
Net deferred tax asset	2,538	2,342
Bank-owned life insurance	10,318	9,918
Prepaid FDIC insurance	1,472	-
Other assets	1,936	1,122

Total assets	$458,879	$432,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$261,946	$229,123
Short-term borrowings	-	4,000
Long-term borrowings	141,468	141,438
Accrued expenses and other liabilities	4,074	3,461
Total liabilities	407,488	378,022

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares
authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,504	50,438
Retained earnings	17,032	16,324
Unearned compensation (402,975 and 468,320 shares
at December 31, 2009 and 2008, respectively)	(3,465)	(4,294)
Treasury stock (1,048,172 and 655,935 shares at
at December 31, 2009 and 2008, respectively)	(12,590)	(7,943)
Accumulated other comprehensive loss	(139)	(261)
Total stockholders' equity	51,391	54,313

Total liabilities and stockholders' equity	$458,879	$432,335

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$20,287	$19,296
Securities	2,709	2,079
Federal Home Loan Bank stock	-	174
Other interest-earning assets	12	95
Total interest and dividend income	23,008	21,644

Interest expense:
Deposits	4,309	4,821
Short-term borrowings	9	40
Long-term borrowings	5,229	4,727
Total interest expense	9,547	9,588

Net interest income	13,461	12,056
Provision for loan losses	593	568
Net interest income, after provision
for loan losses	12,868	11,488

Non-interest income (loss) :
Customer service fees	1,740	1,801
Gain on sale of securities available for sale	10	-
Impairment loss on equity securities	(76)	(706)
Bank-owned life insurance	400	409
Miscellaneous	56	72
Total non-interest income	2,130	1,576

Non-interest expenses:
Salaries and employee benefits	7,560	7,836
Occupancy and equipment	1,798	1,372
Data processing	1,388	1,103
Professional fees	476	490
Marketing	898	1,245
FDIC insurance	597	139
Other general and administrative	744	731
Total non-interest expenses	13,461	12,916

Income before income taxes	1,537	148

Provision for income taxes	829	996

Net income (loss)	$708	$(848)

Weighted average shares outstanding:
Basic	3,847,009	4,314,159
Diluted	3,847,009	4,314,159
Earnings (loss) per share:
Basic	$0.18	$(0.20)
Diluted	$0.18	$(0.20)

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
Balance at December 31, 2007	4,878,349	$49	$50,023	$17,234	$(5,548)	$(2,655)	$(151)	$58,952
Comprehensive loss:
Net loss	-	-	-	(848)	-	-	-	(848)
Net unrealized loss on securities available
for sale, net of reclassification adjustment of $706,000	-	-	-	-	-	-	(110)	(110)
Total comprehensive loss								(958)
Impact of adoption of accounting change for split dollar insurance plan	-	-	-	(62)	-	-	-	(62)
Share-based compensation - restricted stock	-	-	-	-	994	-	-	994
Share-based compensation - options	-	-	858	-	-	-	-	858
Release of ESOP shares (26,018 shares)	-	-	49	-	260	-	-	309
Issuance of treasury stock in connection with
restricted stock plan (39,027 shares)	-	-	(492)	-	-	492	-	-
Purchase of treasury shares (481,302 shares)	-	-	-	-	-	(5,780)	-	(5,780)
Balance at December 31, 2008	4,878,349	49	50,438	16,324	(4,294)	(7,943)	(261)	54,313
Comprehensive income:
Net income	-	-	-	708	-	-	-	708
Net unrealized gain on securities available
for sale, net of reclassification adjustment of $66,000	-	-	-	-	-	-	122	122
Total comprehensive income								830
Share-based compensation - restricted stock	-	-	-	-	567	-	-	567
Share-based compensation - options	-	-	490	-	-	-	-	490
Release of ESOP shares (26,018 shares)	-	-	45	-	260	-	-	305
Issuance of treasury stock in connection with
restricted stock plan (38,927 shares)	-	-	(467)	-	-	467	-	-
Forfeiture of restricted stock (400 shares)	-	-	(2)	-	2	-	-	-
Purchase of treasury shares (431,164 shares)	-	-	-	-	-	(5,114)	-	(5,114)

Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$708	$(848)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Provision for loan losses	593	568
Accretion of securities held to maturity	(102)	(106)
Gain on sale of securities available for sale	(10)	-
Impairment loss on equity securities	76	706
Amortization of net deferred loan fees	(281)	(249)
Depreciation and amortization of premises
and equipment	808	608
Share-based compensation and ESOP allocation	1,362	2,161
Deferred income tax benefit	(196)	(29)
Income from bank-owned life insurance	(400)	(409)
Net change in:
Accrued interest receivable	(49)	(160)
Prepaid FDIC insurance	(1,472)	-
Other assets	(814)	(607)
Accrued expenses and other liabilities	613	(267)
Net cash provided by operating activities	836	1,368

Cash flows from investing activities:
Purchase of securities held to maturity	(2,957)	(24,253)
Principal payments received on securities held to maturity	10,323	3,083
Sale of securities available for sale	250	-
Reinvested dividends on mutual funds	(53)	(240)
Purchase of Federal Home Loan Bank stock	(174)	(1,393)
Loan originations, net of principal payments	(18,782)	(40,264)
Additions to premises and equipment	(4,271)	(5,481)
Proceeds from sales of premises and equipment	792	-
Net cash used by investing activities	(14,872)	(68,548)

(continued)

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	32,823	35,838
Net decrease in borrowings with
maturities of three months or less	(4,000)	(1,809)
Proceeds from borrowings with maturities in
excess of three months	11,500	49,500
Repayment of borrowings with maturities in
excess of three months	(11,470)	(7,609)
Purchase of treasury stock	(5,114)	(5,780)
Net cash provided by financing activities	23,739	70,140

Net change in cash and cash equivalents	9,703	2,960

Cash and cash equivalents at beginning of year	9,665	6,705

Cash and cash equivalents at end of year	$19,368	$9,665

Cash paid during the year for:
Interest on deposit accounts	$4,274	$5,594
Interest on borrowings	5,274	4,682
Income taxes, net of refunds	1,102	1,258

See accompanying notes to consolidated financial statements.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank”).  The Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established in December 2008 to hold certain investments, consisting primarily of commercial mortgages and loans. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Hierarchy

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and short-term investments consisting of federal funds and interest-bearing deposits, all of which mature within ninety days.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  All other securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities.  Gains and losses on disposition of securities are recorded on the trade date and are computed by the weighted average cost method for mutual funds and the specific identification method for other securities.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.  For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2009, no impairment has been recognized.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

The Company grants mortgage, commercial and consumer loans to customers and a substantial portion of the loan portfolio consists of mortgage loans in Newport and Washington County, Rhode Island.  The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in cash surrender value are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

Share-based Compensation Plans

The Company measures and recognizes compensation cost relating to share-based compensation transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2009 which require accrual or disclosure.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock.  Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Earnings per Share

Basic earnings per share (“EPS”) represents net income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted EPS reflects additional common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (stock options and unvested restricted stock) were issued during the period.  Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share (concluded)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2009	2008
	(In thousands)

Net income (loss) applicable to common stock	$708	$(848)

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(878)	(424)
Less: Weighted average unallocated ESOP shares	(299)	(325)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	146	185
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,847	4,314

Effect of dilutive common stock equivalents	-	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,847	4,314

Options for 437,900 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for each of the years ended December 31, 2009 and 2008.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt this new guidance on January 1, 2010, as required, and management does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent).  This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance.  This guidance is effective for interim and annual periods ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances amounted to $6,278,000 and $5,451,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2009

Securities Available for Sale
Mutual funds - bond funds	$6,388	$104	$(243)	$6,249

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	$44,898	$2,076	$(34)	$46,940

December 31, 2008

Securities Available for Sale
Mutual funds - bond funds	$6,651	$-	$(261)	$6,390

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	$52,162	$2,040	$(4)	$54,198

At December 31, 2009 and 2008, mortgage-backed securities were pledged to secure repurchase agreements (see Note 7).

For the year ended December 31, 2009, proceeds from the sale of securities available for sale amounted to $250,000, which realized gross gains of $10,000.  There were no sales of securities for the year ended December 31, 2008.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2009

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$243	$1,846

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	34	2,862	-	-
Total temporarily
impaired securities	$34	$2,862	$243	$1,846

December 31, 2008

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$261	$4,404

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	-	-	4	1,293
Total temporarily
impaired securities	$-	$-	$265	$5,697

At December 31, 2009, one mutual fund had an unrealized loss with aggregate depreciation of 11.6% from the Company’s cost basis.  This fund has not eliminated its dividend payments and as of December 31, 2009, this fund had 94.4% invested in mortgage-backed securities (primarily government-sponsored enterprise mortgage-backed securities) and 5.6% in repurchase agreements.  The effective duration of this fund is 1.6 years.  The Company has determined that this unrealized loss relates primarily to illiquidity in the market for the securities underlying this fund and not to credit issues.  The Company has the intent and ability to hold the fund for a period of time sufficient to allow for an anticipated recovery of the fair value.  Management has reviewed the financial condition of the fund and has determined that the decline is temporary.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (concluded)

At December 31, 2009, one mortgage-backed security had an unrealized loss with aggregate depreciation of 1.2% from the Company’s amortized cost basis.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009.

For the years December 31, 2009 and 2008, the Company recognized an impairment charge of $76,000 and $706,000, respectively, for the Bank’s holding in a mutual fund, which has invested in private-label mortgage-backed securities and U.S. Government agency and government-sponsored enterprise securities.  Although management believes it is possible that all principal and interest payments will be received, general market concerns over these and similar types of securities has caused the fair value to decline severely enough to warrant an other-than-temporary impairment charge.  At December 31, 2009, this fund had an unrealized gain of $66,000.

In February 2008, the redemption-in-kind provisions of two of the Company’s mutual fund investments were activated as a result of current market conditions.  In addition, cash redemptions for these funds have been restricted to $250,000 over any ninety day period.  Redemptions in excess of this amount may be done in-kind.  These two mutual fund investments had an aggregate carrying value of $3,758,000 and $4,074,000 at December 31, 2009 and 2008, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2009	2008
	(In thousands)
Mortgage loans:
One-to-four family residential	$191,154	$183,767
Multi-family residential	22,535	17,379
Commercial	106,605	93,632
Equity loans and lines of credit	25,891	30,425
Construction	9,736	11,204
	355,921	336,407
Personal installment	223	601
Total loans	356,144	337,008

Less: Allowance for loan losses	(3,467)	(2,924)
Net deferred loan fees	(1,178)	(1,055)

Loans, net	$351,499	$333,029

Loans sold and serviced for others amounted to $9,518,000 and $13,775,000 at December 31, 2009 and 2008, respectively, and have been sold without recourse.

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$2,924	$2,399
Provision for loan losses	593	568
Loans charged-off	(50)	(47)
Recoveries of loans previously charged-off	-	4

Balance at end of year	$3,467	$2,924

At December 31, 2009, non-accrual and impaired loans amounted to $860,000, with no related valuation allowance.  There were no non-accrual or impaired loans at December 31, 2008.  There were no additional funds committed to be advanced in connection with impaired loans.  For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans amounted to $72,000 and $378,000, respectively.  The Company recognized no interest income on impaired loans during 2009.  There was $19,000 of interest income recognized on impaired loans on the cash basis during 2008.  At December 31, 2009 and 2008, there were no loans greater than ninety days past due and still accruing interest.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2009	2008	Useful Life
	(In thousands)

Land	$3,093	$3,093	N/A
Building and improvements	8,254	5,180	20-40 years
Leasehold improvements	3,009	1,285	10-20 years
Furniture, fixtures and equipment	3,254	3,140	3-10 years
Construction in progress	35	3,000	N/A
	17,645	15,698
Less accumulated depreciation
and amortization	(4,252)	(4,976)

	$13,393	$10,722

Depreciation and amortization expense for each of the years ended December 31, 2009 and 2008 amounted to $808,000 and $608,000, respectively.

At December 31, 2009, the construction in progress primarily represents costs incurred to date in connection with a proposed re-location of the Westerly, RI branch.  There are no commitments related to construction in progress at December 31, 2009.  At December 31, 2008, construction in progress primarily represented costs incurred in connection with new branches in Portsmouth, RI, and Stonington, CT, and renovations to the main office in Newport, RI, which were all completed in 2009.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2009	2008
	(In thousands)

NOW and demand	$109,109	$90,758
Money market	46,991	39,540
Regular	26,793	25,591
Total non-certificate accounts	182,893	155,889

Term deposit certificates	79,053	73,234

Total deposits	$261,946	$229,123

The aggregate amount of time deposit accounts with balances of $100,000 or more amounted to $27,392,000 and $21,966,000 at December 31, 2009 and 2008, respectively.  Brokered deposits at December 31, 2009 and 2008 amounted to $1,300,000 and $0, respectively, and are included in term deposit certificates.

A summary of certificate accounts is as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing in:
2009	$-	-%	$66,777	3.01%
2010	72,569	1.66	1,858	3.48
2011	3,592	3.25	3,178	3.53
2012	2,208	3.16	941	4.02
2013	618	3.35	480	3.66
2014	66	1.84	-	-

	$79,053	1.79%	$73,234	3.06%

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	BORROWINGS

Short-term Borrowings

There were no short-term borrowings at December 31, 2009.  At December 31, 2008, short-term borrowings consisted of Federal Home Loan Bank of Boston (“FHLB”) advances, which mature within one year at a weighted average rate of 0.46%.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2009 and 2008, this line of credit amounted to $3,000,000.  There were no amounts outstanding at December 31, 2009 and 2008.

Long-term Borrowings

FHLB Advances:

Long-term borrowings include the following FHLB advances:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2009	$-	-%	$11,248	4.98%
2010*	17,000	4.44	17,000	4.44
2011	17,644	3.79	14,218	4.18
2012	14,324	4.76	14,472	4.76
2013*	23,500	3.22	23,500	3.22
2014	10,500	3.37	2,500	4.68
Thereafter*	18,500	3.81	18,500	3.81

	$101,468	3.86%	$101,438	4.12%

*	Includes advances callable by the FHLB within one year aggregating $35,500,000 with a weighted average rate of 3.39% at December 31, 2009.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At December 31, 2009 and 2008, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $198,886,000 and $194,185,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BORROWINGS (concluded)

Long-term Borrowings (concluded)

Repurchase Agreements:

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%.  This agreement matures in November 2013, and is callable in November 2010 and each quarter thereafter.

During 2007, the Company entered into a repurchase agreement for $25,000,000 at a rate of 3.36%, subject to adjustment if 3-month LIBOR exceeds 5.05%.  In November 2009 the rate became fixed at 3.36%.  This agreement matures in November 2012, and is callable in November 2009 and each quarter thereafter.

The amount of securities collateralizing these agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Mortgage-backed securities pledged to secure these agreements have a carrying value of $45,595,000 and $52,121,000 and a fair value of $46,902,000 and $54,154,000 at December 31, 2009 and 2008, respectively.

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Current tax provision:
Federal	$903	$823
State	122	202
	1,025	1,025
Deferred tax benefit (provision):
Federal	(420)	(880)
State	(3)	361
	(423)	(519)
Change in valuation allowance	227	490
	(196)	(29)

Total tax provision	$829	$996

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax provision and the actual income tax provision are summarized as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)

Statutory tax provision at 34%	$523	$50
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	56	72
Impact of establishment of RI passive
investment corporation subsidiary	-	300
Change in valuation allowance	227	490
Bank-owned life insurance	(136)	(139)
Share-based compensation and ESOP Plan	120	227
Other	39	(4)

Total tax provision	$829	$996

The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax asset:
Federal	$3,605	$3,183
State	272	271
	3,877	3,454
Valuation allowance	(1,209)	(982)
	2,668	2,472
Deferred tax liability:
Federal	(130)	(130)
State	-	-
	(130)	(130)

Net deferred tax asset	$2,538	$2,342

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2009	2008
	(In thousands)

Allowance for loan losses	$1,048	$863
Depreciation and amortization	54	54
Net deferred loan fees	401	349
Charitable contribution carryover	1,171	1,171
Stock options and awards	451	345
Employee benefit plans	339	280
Impairment loss on securities available for sale	266	240
Other, net	17	22
	3,747	3,324
Valuation allowance	(1,209)	(982)

Net deferred tax asset	$2,538	$2,342

At December 31, 2009, the Company has a charitable contribution carryforward in the amount of $2,935,000, which will expire in 2011, if not fully utilized.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $943,000, $742,000 and $492,000 was required at December 31, 2009, 2008 and 2007, respectively, due to the possible limitation of the charitable contribution deduction.  In addition, as a result of the impairment loss on securities available for sale, a valuation reserve of $266,000 and $240,000 was required at December 31, 2009 and 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Bank met all capital adequacy requirements to which it was subject.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHOLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009

Total capital to risk weighted assets	$42,967	14.1%	$24,397	8.0%	$30,497	10.0%

Tier 1 capital to risk weighted assets	39,561	13.0	12,199	4.0	18,298	6.0

Tier 1 capital to adjusted total assets	39,561	8.6	18,299	4.0	22,873	5.0

Tangible capital to adjusted total assets	39,561	8.6	6,862	1.5	N/A	N/A

December 31, 2008

Total capital to risk weighted assets	$41,128	14.3%	$22,973	8.0%	$28,717	10.0%

Tier 1 capital to risk weighted assets	38,265	13.3	11,487	4.0	17,230	6.0

Tier 1 capital to adjusted total assets	38,265	8.9	17,263	4.0	21,578	5.0

Tangible capital to adjusted total assets	38,265	8.9	6,474	1.5	N/A	N/A

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCKHOLDERS’ EQUITY (concluded)

Other Capital Restrictions (concluded)

At December 31, 2009 and 2008, the Bank’s retained net income available for the payment of dividends was $2,221,000 and $1,354,000, respectively.  Accordingly, $37,481,000 and $36,911,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, funds available for loans or advances by the Bank to the Company amounted to $2,034,000 and $1,947,000, respectively.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Conversion, the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.  At December 31, 2009, the balance remaining in the liquidation account amounted to $11,302,000.

Share Repurchase Plan

During 2008 and 2009, the Board of Directors approved, and the Company completed, three repurchase programs and acquired 431,164 shares at an average cost of $11.86 per share for the year ended December 31, 2009 and 481,302 shares at an average cost of $12.01 per share for the year ended December 31, 2008.  Repurchases conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.

On February 12, 2010, the Board of Directors approved a stock repurchase program to acquire up to 191,508 shares or 5% of the Company’s outstanding stock.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank is a participant in the defined benefit plan of the Financial Institutions Retirement Fund.  The Plan is a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank.  Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one consecutive twelve-month period, beginning with such employee’s date of employment, automatically becomes a participant in the Plan.  Participants become vested after completion of five years of service measured from their date of hire.  Pension expense under this Plan amounted to $273,000 and $296,000 for the years ended December 31, 2009 and 2008, respectively.

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws.  Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan.  The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%. The Bank’s total contribution for the years ended December 31, 2009 and 2008 amounted to $174,000 and $206,000, respectively.

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance.  The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee.  Incentive compensation expense for the years ended December 31, 2009 and 2008 amounted to $210,000 and $211,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank has a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan.  The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements.  The related expense for the years ended December 31, 2009 and 2008 amounted to $228,000 and $168,000, respectively.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Supplemental Executive and Director Retirement Plans (concluded)

In addition, the Bank has a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan.  The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2009 and 2008 amounted to $44,000 and $41,000, respectively.

The accrued liability for these Plans is included in accrued expenses and other liabilities on the consolidated balance sheets and amounted to $1,094,000 and $822,000 at December 31, 2009 and 2008, respectively.

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company.  The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  In 2008, the Company adopted accounting guidance that requires the Company to accrue for these postretirement benefits over the expected service period of the employee.  As a result, the Company recognized a liability for future death benefits in the amount of $62,000 by cumulatively adjusting retained earnings as of January 1, 2008 and recognized related expense for the years ended December 31, 2009 and 2008 of $29,000 and $31,000, respectively.

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (continued)

At December 31, 2009, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2010	$186
2011	201
2012	218
2013	236
2014	255
Thereafter	2,041

$3,137

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Forfeited shares shall be reallocated among other participants in the Plan.  Cash dividends paid on allocated shares will be distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

Shares held by the ESOP include the following:

	December 31,
	2009	2008

Allocated	78,054	52,036
Committed to be allocated	26,018	26,018
Unallocated	286,196	312,214

	390,268	390,268

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

The fair value of unallocated ESOP shares was $3,506,000 and $3,587,000 at December 31, 2009 and 2008, respectively.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total compensation expense recognized in connection with the ESOP was $305,000 and $309,000 for the years ended December 31, 2009 and 2008, respectively.

Share-based Compensation Plans

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based Compensation Plans (continued)

The following table presents the activity for the 2007 Plan as of and for the year ended December 31, 2009:

					Non-vested
	Stock Options				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value

Outstanding at beginning of year	437,900	$12.53			156,106	$12.53
Granted	-	-			-	-
Vesting of restricted stock	-	-			(38,927)	12.53
Cancelled (forfeited and expired)	-	-			(400)	-

Outstanding at end of year	437,900	$12.53	7.75	$-	116,779	$12.53

Options exercisable at
end of year	175,160	$12.53	7.75	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.25 as of December 31, 2009 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of December 31, 2009, therefore the options have no intrinsic value.  There were no stock options granted during the year ended December 31, 2008.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Share-based Compensation Plans (concluded)

For the years ended December 31, 2009 and 2008, the Company recognized compensation cost for stock options of $490,000 and $858,000, respectively, with a related tax benefit of $47,000 and $82,000, respectively.  For the years ended December 31, 2009 and 2008, the Company recognized compensation cost for restricted stock awards of $567,000 and $994,000, respectively, with a related tax benefit of $192,000 and $338,000, respectively.  The Company is employing an accelerated method of expense recognition for options and restricted stock awards.  The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2010	2011	2012	Total
	(In thousands)

Stock options	$295	$164	$63	$522
Restricted stock	341	189	73	603

	$636	$353	$136	$1,125

11.	OTHER COMMITMENTS AND CONTINGENCIES

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

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (continued)

Loan Commitments (concluded)

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
	(In thousands)

Commitments to grant loans	$2,867	$8,853
Unadvanced funds on equity lines of credit	14,479	14,890
Unadvanced funds on construction loans	4,433	9,023
Unadvanced funds on commercial lines of credit	3,810	3,533

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

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to premises, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)

2010	$202
2011	248
2012	222
2013	222
2014	236
Thereafter	5,053

$6,183

The leases contain options to extend for periods from five to fifty years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2009 and 2008 amounted to $178,000 and $104,000, respectively.

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

12.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates.  Activity is as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$5,205	$5,807
Originations	1,287	216
Principal payments	(910)	(818)

Balance at end of year	$5,582	$5,205

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	FAIR VALUE OF ASSETS AND LIABILITIES

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

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Securities available for sale:

December 31, 2009	$-	$6,249	$-	$6,249

December 31, 2008	$-	$6,390	$-	$6,390

The Company does not measure any liabilities at fair value on a recurring basis and does not measure any assets or liabilities at fair value on a non-recurring basis.

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITES (concluded)

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$19,368	$19,368	$9,665	$9,665
Securities available for sale	6,249	6,249	6,390	6,390
Securities held to maturity	44,898	46,940	52,162	54,198
FHLB stock	5,730	5,730	5,556	5,556
Loans, net	351,499	366,686	333,029	350,965
Accrued interest receivable	1,478	1,478	1,429	1,429

Financial liabilities:
Deposits	261,946	262,584	229,123	229,640
Short-term borrowings	-	-	4,000	4,000
Long-term borrowings	141,468	142,917	141,438	142,966
Accrued interest payable	661	661	661	661

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2009	2008
	(In thousands)
ASSETS

Cash and cash equivalents due from subsidiary	$7,291	$11,929
Investment in common stock of subsidiary	39,561	38,265
Loan to Newport Federal Savings Bank ESOP	3,137	3,309
Net deferred tax asset	266	455
Other assets	1,143	446
Total assets	$51,398	$54,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$7	$91
Stockholders' equity	51,391	54,313

Total liabilities and stockholders' equity	$51,398	$54,404

	Years Ended December 31,
STATEMENTS OF OPERATIONS	2009	2008
	(In thousands)
Income:
Interest and fees on loans	$273	$286
Interest on cash and cash equivalents	150	317
Total income	423	603
Total non-interest expenses	339	430
Income before income taxes and equity in
undistributed net income of subsidiary	84	173
Applicable income tax provision	245	336
	(161)	(163)
Equity in undistributed net income (loss) of subsidiary	869	(685)

Net income (loss)	$708	$(848)

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	Years Ended December 31,
STATEMENT OF CASH FLOWS	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$708	$(848)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(869)	685
Repayment of ESOP loan	172	159
Stock-based compensation	57	96
Repayment of stock-based compensation by subsidiary	1,000	1,756
Deferred income tax provision	189	321
Increase in other assets	(697)	(17)
Increase (decrease) in other liabilities	(84)	3
Net cash provided by operating activities	476	2,155

Cash flows from financing activities:
Treasury stock purchased	(5,114)	(5,780)
Net cash used by financing activities	(5,114)	(5,780)

Net change in cash and cash equivalents	(4,638)	(3,625)

Cash and cash equivalents at beginning of year	11,929	15,554

Cash and cash equivalents at end of year	$7,291	$11,929

Index

NEWPORT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2009				2008

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$5,718	$5,736	$5,836	$5,718	$5,647	$5,374	$5,402	$5,221
Interest expense	2,106	2,322	2,560	2,559	2,506	2,395	2,318	2,369

Net interest income	3,612	3,414	3,276	3,159	3,141	2,979	3,084	2,852
Provision for loan losses	146	160	101	186	223	119	115	111

Net interest income, after provision
for loan losses	3,466	3,254	3,175	2,973	2,918	2,860	2,969	2,741
Impairment loss on available-for-sale
securities	-	-	-	(76)	(226)	(480)	-	-
Other non-interest income	589	561	545	511	528	599	596	559
Non-interest expenses	3,044	3,473	3,574	3,370	3,165	3,396	3,235	3,120

Income (loss) before income taxes	1,011	342	146	38	55	(417)	330	180
Provision for income taxes (1)	612	117	55	45	664	58	168	106
Net income (loss)	$399	$225	$91	$(7)	$(609)	$(475)	$162	$74

Earnings (loss) per common share:
Basic and diluted	$0.11	$0.06	$0.02	$0.00	$(0.15)	$(0.11)	$0.04	$0.02

(1)
The increase in the fourth quarter of 2009 is due to a $200,000 increase in the valuation reserve against deferred tax assets, primarily the charitable contribution carryover, for a change in projected profitability.  The increase in the fourth quarter of 2008 is due to a $250,000 increase in the valuation reserve against deferred tax assets for a change in projected profitability and a $300,000 write-down of the net deferred state tax asset in connection with the formation of a passive investment company subsidiary.

(2)	The total of the four quarters’ earnings (loss) per share does not agree to the year-to-date earnings (loss) per share due to rounding.