Form 10-Q
period 2010-03-31
Newport Bancorp Inc
filed 2010-05-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐    No ☒

As of April 30, 2010 the registrant had 3,681,477 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$9,079	$7,618
Short-term investments	10,552	11,750
Cash and cash equivalents	19,631	19,368

Securities available for sale, at fair value	1,489	6,249
Securities held to maturity, at amortized cost	48,417	44,898
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	354,476	354,966
Allowance for loan losses	(3,471)	(3,467)
Loans, net	351,005	351,499

Premises and equipment	13,385	13,393
Accrued interest receivable	1,464	1,478
Net deferred tax asset	2,538	2,538
Bank-owned life insurance	10,419	10,318
Prepaid FDIC insurance	1,368	1,472
Other assets	1,164	1,936
Total assets	$456,610	$458,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$260,127	$261,946
Long-term borrowings	142,411	141,468
Accrued expenses and other liabilities	3,432	4,074
Total liabilities	405,970	407,488

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,612	50,504
Retained earnings	17,133	17,032
Unearned compensation (396,471 and 402,975 shares at
March 31, 2010 and December 31, 2009, respectively)	(3,305)	(3,465)
Treasury stock, at cost (1,157,872 and 1,048,172 shares at
March 31, 2010 and December 31, 2009, respectively)	(13,908)	(12,590)
Accumulated other comprehensive income (loss)	59	(139)
Total stockholders’ equity	50,640	51,391
Total liabilities and stockholders’ equity	$456,610	$458,879

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited) (Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$5,017	$4,984
Securities	645	731
Other interest-earning assets	3	3
Total interest and dividend income	5,665	5,718

Interest expense:
Deposits	712	1,207
Short-term borrowings	-	8
Long-term borrowings	1,287	1,344
Total interest expense	1,999	2,559

Net interest income	3,666	3,159
Provision for loan losses	314	186

Net interest income, after provision for loan losses	3,352	2,973

Non-interest income (loss):
Customer service fees	424	392
Impairment loss on available-for-sale securities	-	(76)
Net loss on sales of available-for-sale securities	(217)	-
Bank-owned life insurance	101	101
Miscellaneous	13	18
Total non-interest income	321	435

Non-interest expenses:
Salaries and employee benefits	1,902	1,951
Occupancy and equipment	491	415
Data processing	377	352
Professional fees	117	116
Marketing	222	267
FDIC insurance	112	45
Other general and administrative	196	224
Total non-interest expenses	3,417	3,370

Income before income taxes	256	38

Provision for income taxes	155	45

Net income (loss)	$101	$(7)

Weighted-average shares outstanding:
Basic	3,622,368	3,972,416
Diluted	3,622,368	3,972,416

Earnings per share:
Basic	$.03	$.00
Diluted	$.03	$.00

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Equity
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive loss:
Net loss	-	-	-	(7)	-	-	-	(7)
Net unrealized gain on securities available for sale	-	-	-	-	-	-	1	1
Total comprehensive loss								(6)
Share-based compensation – restricted stock	-	-	-	-	157	-	-	157
Share-based compensation – options	-	-	136	-	-	-	-	136
Purchase of treasury shares (225,370 shares)	-	-	-	-	-	(2,598)		(2,598)
ESOP shares committed to be released (6,504 shares)	-	-	9	-	65	-	-	74
Balance at March 31, 2009	4,878,349	$49	$50,583	$16,317	$(4,072)	$(10,541)	$(260)	$52,076
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	101	-	-	-	101
Net unrealized gain on securities available for sale	-	-	-	-	-	-	198	198
Total comprehensive income								299
Share-based compensation – restricted stock	-	-	-	-	95	-	-	95
Share-based compensation – options	-	-	97	-	-	-	-	97
Purchase of treasury shares (109,700 shares)	-	-	-	-	-	(1,318)	-	(1,318)
ESOP shares committed to be released (6,504 shares)	-	-	11	-	65	-	-	76
Balance at March 31, 2010	4,878,349	$49	$50,612	$17,133	$(3,305)	$(13,908)	$59	$50,640

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2010	2009
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$101	$(7)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	314	186
Accretion of securities	(37)	(32)
Impairment loss on securities available for sale	-	76
Net loss on sales of securities available for sale	217	-
Amortization of net deferred loan fees	(64)	(44)
Depreciation and amortization of premises and equipment	222	168
Share-based compensation and ESOP allocation	268	367
Deferred income tax benefit	-	(126)
Income from bank-owned life insurance	(101)	(101)
Decrease in prepaid FDIC insurance	104	-
Net change in:
Accrued interest receivable	14	(7)
Other assets	772	38
Accrued expenses and other liabilities	(642)	(552)
Net cash provided (used) by operating activities	1,168	(34)

Cash flows from investing activities:
Sales of securities available for sale	4,749	-
Purchases of securities held to maturity	(5,975)	-
Reinvested dividends on mutual funds	(8)	(16)
Principal payments received on securities held to maturity	2,493	2,006
Purchase of Federal Home Loan Bank stock	-	(174)
Net loan (originations) principal payments	244	(9,102)
Additions to premises and equipment	(214)	(2,063)
Net cash provided (used) by investing activities	1,289	(9,349)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,819)	14,512
Net decrease in borrowings with maturities of three months or less	-	(4,000)
Proceeds from borrowings with maturities in excess of three months	3,000	3,500
Repayment of borrowings with maturities in excess of three months	(2,057)	(2,140)
Purchase of treasury stock	(1,318)	(2,598)
Net cash provided (used) by financing activities	(2,194)	9,274

Net change in cash and cash equivalents	263	(109)
Cash and cash equivalents at beginning of period	19,368	9,665
Cash and cash equivalents at end of period	$19,631	$9,556

Supplementary information:
Interest paid on deposit accounts	$730	$1,193
Interest paid on short-term borrowings	-	9
Interest paid on long-term borrowings	1,274	1,405
Income taxes paid, net of refunds	1	128

See accompanying notes to unaudited consolidated financial statements.

 NEWPORT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of Newport Bancorp, Inc. (the “Company”), its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank” or “Newport Federal”) and the Bank’s wholly-owned subsidiary, Newport Federal Investments, Inc.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010	(In thousands)

Securities Available for Sale

Mutual funds - bond funds	$1,430	$59	$-	$1,489

Securities Held to Maturity

Government-sponsored enterprise residential mortgage-backed securities	$48,417	$2,223	$(20)	$50,620

December 31, 2009

Securities Available for Sale

Mutual funds - bond funds	$6,388	$104	$(243)	$6,249

Securities Held to Maturity

Government-sponsored enterprise residential mortgage-backed securities	$44,898	$2,076	$(34)	$46,940

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2010	(In thousands)

Securities Held to Maturity
Government-sponsored enterprise residential mortgage-backed securities	$20	$5,941	$-	$-

December 31, 2009

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$243	$1,846

Securities Held to Maturity
Government-sponsored enterprise residential mortgage-backed securities	34	2,862	-	-

Total temporarily impaired securities	$34	$2,862	$243	$1,846

At March 31, 2010, two mortgage-backed securities had unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

During the first quarter of 2010, the Company sold its entire holdings in two of its mutual funds.  In addition, the Company sold $250,000 of its holdings in its remaining mutual fund.  Total proceeds from the sales of securities available for sale equaled $4.7 million, which realized gross losses of $267,000 and gross gains of $50,000 for the quarter ended March 31, 2010.

In February 2008, the redemption-in-kind provision of the Company’s remaining mutual fund investment was activated as a result of current market conditions.  In addition, cash redemption for this fund has been restricted to $250,000 over any ninety day period.  Redemptions in excess of this amount may be done in-kind.  This mutual fund investment had an aggregate carrying value of $1.4 million at March 31, 2010.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $23.3 million at March 31, 2010, as compared to $25.6 million as of December 31, 2009.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net income (loss) applicable to common stock	$101	$(7)

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,089)	(753)
Less: Weighted average unallocated ESOP shares	(283)	(309)
Add: Weighted average unvested restricted stock plan shares with non-forfeitable dividend rights	116	156
Weighted average number of common shares outstanding used to calculate basic earnings per common share	3,622	3,972

Effect of dilutive common stock equivalents	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	3,622	3,972

Options for 437,900 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for each of the three month periods ended March 31, 2010 and 2009.

NOTE 5 – STOCK REPURCHASE PLAN

On February 12, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 191,508 shares, or 5%, of the Company’s then outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.  As of March 31, 2010, the Company had purchased 109,700 shares under this stock repurchase program, at an average cost of $12.02 per share.

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

Assets Measured at Fair Value

At March 31, 2010, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Securities available for sale	$-	$1,489	$-	$1,489	$-	$6,249	$-	$6,249

The Company does not measure any liabilities at fair value on a recurring and non-recurring basis.

At March 31, 2010, assets measured at fair value on a non-recurring basis are summarized below:

	At March 31, 2010			Fair Value Adjustments for the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2010
	(Dollars in thousands)

Impaired Loans	$-	$-	$225	$310

Losses applicable to impaired loans are based on the appraisal value of the underlying collateral, less selling costs and adjusted for management’s estimates of changes in market conditions since the appraisal date.

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$19,631	$19,631	$19,368	$19,368
Securities available for sale	1,489	1,489	6,249	6,249
Securities held to maturity	48,417	50,620	44,898	46,940
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	351,005	359,444	351,499	366,686
Accrued interest receivable	1,464	1,464	1,478	1,478

Financial liabilities:
Deposits	260,127	260,671	261,946	262,584
Long-term borrowings	142,411	143,875	141,468	142,917
Accrued interest payable	656	656	661	661

NOTE 7 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At March 31, 2010 and December 31, 2009, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $202,029,000 and $198,886,000, respectively.

During 2008, the Company entered into a repurchase agreement for $15.0 million at a rate of 2.58%.  This agreement matures in November 2013, and is callable in November 2010 and each quarter thereafter.

During 2007, the Company entered into a repurchase agreement for $25.0 million at a rate of 3.36%, subject to adjustment if 3-month LIBOR exceeds 5.05%.  In November 2009 the rate became fixed at 3.36%.  This agreement matures in November 2012, and became callable in November 2009 and each quarter thereafter.

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements have a carrying value of $49.1 million and $45.6 million and a fair value of $50.6 million and $46.9 million at March 31, 2010 and December 31, 2009, respectively.  These mortgage-backed securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2009 Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2009 Annual Report on Form 10-K, the Company considers the allowance for loan losses, other-than-temporary impairment of securities and the valuation of the net deferred tax asset to be our critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2009.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009

 Total assets at March 31, 2010 were $456.6 million, a decrease of $2.3 million, or 0.5%, compared to $458.9 million at December 31, 2009.  The decrease was primarily concentrated in securities, net loans and other assets.  The $1.2 million, or 2.4%, decrease in securities was attributable to sales of available-for-sale securities, partially offset by mortgage-backed securities purchases.

The net loan portfolio decreased by $494,000, or 0.1%, during the first three months of 2010.  The loan portfolio decrease was attributable to a decrease in commercial real estate mortgages (a decrease of $2.0 million or 1.9%) and construction loans (a decrease of $2.1 million or 21.9%), partially offset by growth in residential real estate mortgages (an increase of $3.8 million or 1.8%). The percentage of gross loans to total assets increased to 77.6% at March 31, 2010, compared to 77.4% at December 31, 2009.  Other assets, decreased by $772,000, or 39.9%, from December 31, 2009 to March 31, 2010, primarily due to an overall decrease in prepaid assets.

Deposits decreased $1.8 million from $261.9 million at December 31, 2009 to $260.1 million at March 31, 2010.  The decrease in deposits occurred in time deposit accounts (a decrease of $3.2 million or 4.0%), partially offset by an increase in money market accounts (an increase of $1.3 million or 2.7%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, increased $943,000, or 0.7%, to $142.4 million at March 31, 2010, compared to an outstanding balance of $141.5 million at December 31, 2009.

Total stockholders’ equity at March 31, 2010 was $50.6 million compared to $51.4 million at December 31, 2009.  The decrease was primarily attributable to stock buybacks under the Company’s stock repurchase plan, partially offset by net income and share-based compensation credits.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

 General.  Net income increased by $108,000 to $101,000 for the three months ended March 31, 2010, compared to a loss of $7,000 for the three months ended March 31, 2009.  The increase was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and a decrease in non-interest income.

Net Interest Income.  Net interest income for the three months ended March 31, 2010 was $3.7 million, which was $507,000, or 16.0%, more than net interest income of $3.2 million for the three months ended March 31, 2009.  The increase was largely due to a 73 basis point decrease in average cost of interest-bearing liabilities, compared to a 21 basis point decrease in the yield on interest-earning assets.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$350,548	$5,017	5.72%	$337,876	$4,984	5.90%
Securities	53,544	645	4.82	58,020	731	5.04
Other interest-earning assets	10,542	3	0.11	6,959	3	0.17
Total interest-earning assets	414,634	5,665	5.47	402,855	5,718	5.68

Bank-owned life insurance	10,353			9,954
Noninterest-earning assets	29,864			28,408
Total assets	$454,851			$441,217

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,738	258	1.44	$59,461	374	2.52
Savings accounts	26,415	17	0.26	25,388	20	0.32
Money market accounts	48,572	133	1.10	41,186	242	2.35
Certificates of deposit	76,458	304	1.59	77,103	571	2.96
Total interest-bearing deposits	223,183	712	1.28	203,138	1,207	2.38

Borrowings	142,525	1,287	3.61	147,497	1,352	3.67
Total interest-bearing liabilities	365,708	1,999	2.19	350,635	2,559	2.92

Demand deposits	33,711			31,970
Noninterest-bearing liabilities	3,835			4,970
Total liabilities	403,254			387,575

Stockholders’ equity	51,597			53,642
Total liabilities and stockholders’equity	$454,851			$441,217

Net interest income		$3,666			$3,159
Interest rate spread			3.28%			2.76%
Net interest margin			3.54%			3.14%
Average interest-earning assets to average interest-bearing liabilities			113.38%			114.89%

Total interest and dividend income decreased $53,000, or 0.9%, between the two periods primarily due to a decrease in interest earned on securities.  Interest earned on loans increased $33,000, or 0.7%, for the three months ended March 31, 2010 due to an increase in the average balance of loans.  Average loans increased 3.8% to $350.5 million for the three months ended March 31, 2010 from $337.9 million for the three months ended March 31, 2009, while the yield earned on loans decreased to 5.72% for the three months ended March 31, 2010 from 5.90% for the three months ended March 31, 2009.  Interest earned on securities decreased $86,000, due to a 22 basis point decrease in the average yield and a decrease in the average balance of securities to $53.5 million for the three months ended March 31, 2010 compared to $58.0 million for the three months ended March 31, 2009.  Interest earned on other-interest earning assets was $3,000 for the three months ended March 31, 2010 and March 31, 2009, while the average balance increased and the average yield decreased from 0.2% to 0.1%.
Total interest expense decreased $560,000 to $2.0 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009, primarily due to a 73 basis point decrease in the total average cost of interest-bearing liabilities, including a 110 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in certificate of deposit accounts (a decrease of $267,000 or 137 basis points in the average cost), demand deposit accounts (a decrease of $116,000 or 108 basis points in the average cost) and money market accounts (a decrease of $109,000 or 125 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 0.1% to $1.3 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009, due to a decrease in the average cost from 3.7% to 3.6%, and a decrease in the average balance of $5.0 million to $142.5 million from $147.5 million.

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

	For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$680	$(647)	$33
Securities	(55)	(31)	(86)
Other interest-earning assets	5	(5)	-
Total interest-earning assets	630	(683)	(53)

Interest Expense:
Deposits	698	(1,193)	(495)
Borrowings	(45)	(20)	(65)
Total interest-bearing liabilities	653	(1,213)	(560)
Change in net interest income	$(23)	$530	$507

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,467	$2,924
Provision for loan losses	314	186
Total charge-offs	(310)	(50)
Total recoveries	-	-
Balance at end of period	$3,471	$3,060

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended March 31, 2010 was $314,000 compared to $186,000 for the three months ended March 31, 2009.   The provision increased during the first quarter of 2010 compared to the first quarter of 2009, due to an increase in charge-offs for non-performing loans.  The Company’s loan loss provision in the first quarter of 2010 reflects additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  There are $14.3 million of classified and criticized loans that are under watch by management.  At March 31, 2010, loans classified as special mention totaled $9.4 million, which consisted of commercial real estate mortgages, compared to $6.2 million at December 31, 2009.  This increase is due to concerns about the local commercial real estate market.  Loans classified as substandard, including all impaired loans, totaled $4.9 million at March 31, 2010, compared to $4.6 million at December 31, 2009.  Loans classified as substandard at March 31, 2010 consisted of $4.6 million in commercial real estate mortgages and $294,000 in residential loans. Total classified and criticized loans represent 4.0% of the Company’s total gross loans. There were no classified loans at March 31, 2009.  There were no changes in the methodology of calculating the allowance for loan losses from the first quarter of 2009 through the first quarter of 2010. The percentages used to calculate the required reserves for residential mortgages and home equity lines and loans were consistent for the periods. The percentage used to calculate the required reserve for other loans, which consists of multi-family and commercial real estate mortgages, consumer loans, and construction loans, was higher in the first quarter of 2010, when compared to the first quarter of 2009, due to charge-offs and delinquencies, which resulted in a higher provision during that quarter.  The allowance for loan losses to total loans was 0.98%, 0.98% and 0.86% for the periods ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The ratio remained steady from December 31, 2009 to March 31, 2010 because the increase in the percentage used to calculate required reserves was offset by shifts in the loan portfolio from commercial real estate and construction loans into residential real estate mortgages.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings, accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$158	$-	$-
Commercial	1,492	860	-
Home equity loans and lines of credit	135	-	-
Total non-performing assets	$1,785	$860	$-
Total non-performing loans to total loans	0.51%	0.24%	0.00%
Total non-performing loans to total assets	0.39%	0.19%	0.00%
Total non-performing assets to total assets	0.39%	0.19%	0.00%

Nonaccrual loans were $1.8 million at March 31, 2010, an increase of $925,000, from December 31, 2009.  There were no nonaccrual loans at March 31, 2009.  Nonaccrual loans have increased in the first quarter of 2010 as the deterioration in general economic conditions, including decreased real estate values, have resulted in significant challenges for several individual and commercial borrowers. There were no troubled debt restructured loans included in nonaccrual loans at the dates presented.

At March 31, 2010, the Company had two nonaccrual commercial real estate mortgages with principal balances totaling $535,000, that were valued in March 2010 at approximately $225,000, resulting in a charge-off of $310,000 for the first quarter of 2010.  On April 2, 2010, these two commercial properties were acquired through foreclosure and classified as other real estate owned (“OREO”).  In management’s opinion, the remaining nonaccrual commercial real estate mortgages are well secured by collateral sufficient to cover all principal and interest due under the loan agreements.

Non-interest Income.  Non-interest income for the first quarter of 2010 totaled $321,000, a decrease of $114,000, or 26.2%, compared to the first quarter of 2009.  The decrease between the two periods is primarily due to a $217,000 net realized loss on sales of available-for-sale securities, partially offset by a $32,000 increase in fees earned on checking accounts in the first quarter of 2010, compared to a $76,000 other-than-temporary impairment charge recorded in the first quarter of 2009.  The loss on sale of available-for-sale securities in the first quarter of 2010 is due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss.

Non-interest Expense.  Salaries and employee benefits expense decreased 2.5% or $49,000 to $1.9 million for the three months ended March 31, 2010, primarily due to the reduction in the share-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in higher share-based compensation expense in the first quarter of 2009 when compared to the same period of 2010.  Occupancy and equipment increased 18.3%, or by $76,000, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Data processing costs increased 7.1%, or by $25,000, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs and an increase in depreciation expense in 2010 as a result of opening two new branches during 2009.  FDIC insurance costs increased 148.9%, or $67,000, for the first quarter of 2010 when compared to the same period in 2009, due to the increased premium costs imposed by the FDIC.   Marketing expense decreased 16.9%, or by $45,000, and all other general and administrative expenses decreased $28,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Income Taxes. The provision for income taxes for the three months ended March 31, 2010 was $155,000 compared to $45,000 for the three months ended March 31, 2009, due to higher income before taxes of $256,000 for the three months ended March 31, 2010, compared the net income before income taxes of $38,000 for the three months ended March 31, 2009.  The effective tax rate for the first quarter of 2010 was 60.5%, versus 118.4% for the 2009 period.  The effective tax rates for both periods are high as a result of the increase in the valuation reserve to offset the tax benefit associated with the other-than-temporary impairment charge and the loss on sales of securities available for sale.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $19.6 million.  Securities classified as available for sale provide additional sources of liquidity.  On March 31, 2010, we had $102.4 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $38.4 million from the Federal Home Loan Bank of Boston.

At March 31, 2010, we had $23.3 million in loan commitments outstanding, which consisted of $1.7 million of real estate loan commitments, $15.0 million in unused home equity lines of credit, $2.0 million in construction loan commitments and $4.5 million in commercial lines of credit commitments.  Certificates of deposit due within one year of March 31, 2010 totaled $65.9 million, or 1.3% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2009 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2010 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$33,588	$-21,844	-39	7.46%	-405
200	41,197	-14,235	-26	8.93%	-257
100	49,047	-6,385	-12	10.39%	-111
50	52,352	-3,079	-6	10.97%	-53
0	55,432	0	0	11.50%	0
(50)	57,311	1,880	3	11.79%	29
(100)	58,212	2,780	5	11.91%	41

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

Item 4T.                 Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                 Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2009 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2009.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 2010	-	$-	-	-
February 2010	79,700	12.03	79,700	111,808
March 2010	30,000	12.00	30,000	81,808
Total	109,700	$12.02

(1) On February 12, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 191,508 shares, or 5%, of the Company’s then outstanding common stock.  Repurchases, which are conducted through open market purchases or privately negotiated transactions, are made from time to time depending on market conditions and other factors.

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

Newport Bancorp, Inc.

Date: May 14, 2010	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)