Form 10-Q
period 2010-06-30
Newport Bancorp Inc
filed 2010-08-12
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐                          No ☒

As of July 27, 2010 the registrant had 3,638,669 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$17,726	$7,618
Short-term investments	1,750	11,750
Cash and cash equivalents	19,476	19,368

Securities available for sale, at fair value	1,259	6,249
Securities held to maturity, at amortized cost	45,171	44,898
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	351,531	354,966
Allowance for loan losses	(3,526)	(3,467)
Loans, net	348,005	351,499
Premises and equipment	13,327	13,393
Accrued interest receivable	1,426	1,478
Net deferred tax asset	2,646	2,538
Bank-owned life insurance	10,520	10,318
Foreclosed real estate	225	-
Prepaid FDIC insurance	1,253	1,472
Other assets	1,362	1,936
Total assets	$450,400	$458,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$261,362	$261,946
Long-term borrowings	134,853	141,468
Accrued expenses and other liabilities	3,757	4,074
Total liabilities	399,972	407,488

Commitments and contingencies (Note 3)
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,721	50,504
Retained earnings	17,634	17,032
Unearned compensation (389,967 and 402,975 shares at
June 30, 2010 and December 31, 2009, respectively)	(3,143)	(3,465)
Treasury stock, at cost (1,239,680 and 1,048,172 shares at
June 30, 2010 and December 31, 2009, respectively)	(14,899)	(12,590)
Accumulated other comprehensive income (loss)	66	(139)
Total stockholders’ equity	50,428	51,391
Total liabilities and stockholders’ equity	$450,400	$458,879
See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$5,008	$5,149	$10,025	$10,133
Securities	616	684	1,261	1,415
Other interest-earning assets	3	3	6	6
Total interest and dividend income	5,627	5,836	11,292	11,554

Interest expense
Deposits	642	1,205	1,354	2,412
Short-term borrowings	-	-	-	8
Long-term borrowings	1,212	1,355	2,499	2,699
Total interest expense	1,854	2,560	3,853	5,119

Net interest income	3,773	3,276	7,439	6,435
Provision for loan losses	80	101	394	287

Net interest income, after provision for loan losses	3,693	3,175	7,045	6,148

Non-interest income:
Customer service fees	497	432	921	824
Impairment loss on available-for-sale securities	-	-	-	(76)
Net gain (loss) on sales of available-for-sale securities	13	-	(204)	-
Bank-owned life insurance	101	101	202	202
Miscellaneous	11	12	24	30
Total non-interest income	622	545	943	980

Non-interest expenses:
Salaries and employee benefits	1,964	1,867	3,866	3,818
Occupancy and equipment	458	449	949	864
Data processing	372	340	749	692
Professional fees	117	139	234	255
Marketing	306	271	528	538
Foreclosed real estate	41	-	41	-
FDIC insurance	132	332	244	377
Other general and administrative	176	176	372	400
Total non-interest expenses	3,566	3,574	6,983	6,944

Income before income taxes	749	146	1,005	184

Provision for income taxes	248	55	403	100

Net income	$501	$91	$602	$84

Weighted-average shares outstanding:
Basic	3,520,517	3,692,404	3,571,442	3,754,873
Diluted	3,520,517	3,692,404	3,571,442	3,754,873

Earnings per share:
Basic	$.14	$.02	$.17	$.02
Diluted	$.14	$.02	$.17	$.02

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Equity
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive loss:
Net income	-	-	-	84	-	-	-	84
Net unrealized gain on securities available for sale	-	-	-	-	-	-	16	16
Total comprehensive loss								100
Share-based compensation – restricted stock	-	-	-	-	314	-	-	314
Share-based compensation – options	-	-	272	-	-	-	-	272
Purchase of treasury shares (250,370 shares)	-	-	-	-	-	(2,900)	-	(2,900)
ESOP shares committed to be released (13,009 shares)	-	-	18	-	130	-	-	148
Balance at June 30, 2009	4,878,349	$49	$50,728	$16,408	$(3,850)	$(10,843)	$(245)	$52,247
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	602	-	-	-	602
Net unrealized gain on securities available for sale	-	-	-	-	-	-	205	205
Total comprehensive income								807
Share-based compensation – restricted stock	-	-	-	-	191	-	-	191
Share-based compensation – options	-	-	193	-	-	-	-	193
Purchase of treasury shares(191,508 shares)	-	-	-	-	-	(2,309)	-	(2,309)
ESOP shares committed to be released (13,009 shares)	-	-	24	-	131	-	-	155
Balance at June 30, 2010	4,878,349	$49	$50,721	$17,634	$(3,143)	$(14,899)	$66	$50,428

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2010	2009
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$602	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	394	287
Accretion of securities	(79)	(57)
Impairment loss on securities available for sale	-	76
Net loss on sales of securities available for sale	204	-
Amortization of net deferred loan fees	(144)	(105)
Depreciation and amortization of premises and equipment	438	371
Share-based compensation and ESOP allocation	539	734
Deferred income tax benefit	(108)	(256)
Income from bank-owned life insurance	(202)	(202)
Amortization of prepaid FDIC insurance	219	-
Net change in:
Accrued interest receivable	52	(74)
Other assets	574	(109)
Accrued expenses and other liabilities	(317)	140
Net cash provided by operating activities	2,172	889

Cash flows from investing activities:
Sales of securities available for sale	4,999	-
Purchases of securities held to maturity	(5,975)	-
Reinvested dividends on mutual funds	(8)	(30)
Principal payments received on securities held to maturity	5,781	5,248
Purchase of Federal Home Loan Bank stock	-	(174)
Net loan (originations) principal payments	3,019	(16,142)
Additions to premises and equipment	(372)	(3,166)
Proceeds from sale of premises and equipment	-	783
Net cash provided (used) by investing activities	7,444	(13,481)

Cash flows from financing activities:
Net increase (decrease) in deposits	(584)	28,381
Net decrease in borrowings with maturities of three months or less	-	(4,000)
Proceeds from borrowings with maturities in excess of three months	3,000	3,500
Repayment of borrowings with maturities in excess of three months	(9,615)	(9,249)
Purchase of treasury stock	(2,309)	(2,900)
Net cash provided (used) by financing activities	(9,508)	15,732

Net change in cash and cash equivalents	108	3,140
Cash and cash equivalents at beginning of period	19,368	9,665
Cash and cash equivalents at end of period	$19,476	$12,805

Supplementary information:
Interest paid on deposit accounts	$1,389	$2,449
Interest paid on short-term borrowings	-	9
Interest paid on long-term borrowings	2,533	2,734
Income taxes paid, net of refunds	686	453

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010	(In thousands)

Securities Available for Sale

Mutual funds - bond funds	$1,193	$66	$-	$1,259

Securities Held to Maturity

Government-sponsored enterprise
residential mortgage-backed securities	$45,171	$3,252	$-	$48,423

December 31, 2009

Securities Available for Sale

Mutual funds - bond funds	$6,388	$104	$(243)	$6,249

Securities Held to Maturity

Government-sponsored enterprise
residential mortgage-backed securities	$44,898	$2,076	$(34)	$46,940

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

During the first quarter of 2010, the Company sold its entire holdings in two of its three mutual funds for aggregate proceeds of $4.5 million.  In addition, the Company sold $250,000 of its holdings in its remaining mutual fund.  During the second quarter of 2010, the Company sold another $250,000 of its holdings in its remaining mutual fund, which realized a gross gain of $13,000.  The remaining mutual fund investment had an aggregate carrying value of $1.2 million at June 30, 2010.  Total proceeds from the sales of securities available for sale equaled $5.0 million, which realized gross losses of $267,000 and gross gains of $63,000 for the six months ended June 30, 2010.

In February 2008, the redemption-in-kind provision of the Company’s remaining mutual fund investment was activated as a result of current market conditions.  In addition, cash redemption for this fund has been restricted to $250,000 over any ninety day period.  Redemptions in excess of this amount may be done in-kind.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $23.7 million at June 30, 2010, as compared to $25.6 million as of December 31, 2009.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

In June 2010, the Bank entered into a $1.5 million construction contract to perform general construction services to build a new branch on Post Road in Westerly, Rhode Island.  The Company plans to relocate its existing Westerly branch location to this new location.

In June 2010, the Bank entered into a ten year agreement to amend the original lease terms for its Wakefield, Rhode Island branch location. The existing terms of the lease, which were scheduled to expire in May 2011, were extended through May 2021 and amount to $1.2 million of monthly installments over the ten year period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Net income applicable to common stock	$501	$91	$602	$84

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,197)	(1,040)	(1,143)	(973)
Less: Weighted average unallocated ESOP shares	(276)	(302)	(280)	(306)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	116	156	116	156
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,521	3,692	3,571	3,755

Effect of dilutive common stock equivalents	-	-	-	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,521	3,692	3,571	3,755

Options for 437,900 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for each of the three and six month periods ended June 30, 2010 and 2009.

NOTE 5 – STOCK REPURCHASE PLAN

On February 12, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 191,508 shares, or 5%, of the Company’s then outstanding common stock.   Repurchases, which were conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.  On June 17, 2010, the Company announced it had completed this stock repurchase program, acquiring 191,508 shares at an average cost of $12.06 per share.

On June 18, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 181,933 shares, or 5%, of its outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

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

Assets Measured at Fair Value

At June 30, 2010, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Assets at Fair Value	Level 1	Level 2	Level 3	Assets at \Fair Value
	(Dollars in thousands)
Securities available for sale	$-	$1,259	$-	$1,259	$-	$6,249	$-	$6,249

The Company does not measure any liabilities at fair value on a recurring or non-recurring basis.

At June 30, 2010, assets measured at fair value on a non-recurring basis are summarized below:

				Total Losses
				Three Months	Six Months
		At June 30, 2010		Ended	Ended
	Level 1	Level 2	Level 3	June 30, 2010	June 30, 2010
	(Dollars in thousands)

Impaired loans	$-	$-	$835	$25	$25

Foreclosed real estate	$-	$-	$225	$-	$310
	$-	$-	$1,060	$25	$335

Losses applicable to impaired loans and foreclosed real estate are based on the appraisal value of the underlying collateral, less selling costs and adjusted for management’s estimates of changes in market conditions since the appraisal date.

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

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$19,476	$19,476	$19,368	$19,368
Securities available for sale	1,259	1,259	6,249	6,249
Securities held to maturity	45,171	48,423	44,898	46,940
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	348,005	366,274	351,499	366,686
Accrued interest receivable	1,426	1,426	1,478	1,478

Financial liabilities:
Deposits	261,362	262,046	261,946	262,584
Long-term borrowings	134,853	136,637	141,468	142,917
Accrued interest payable	592	592	661	661

NOTE 7 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At June 30, 2010 and December 31, 2009, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $200,429,000 and $198,886,000, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements have a carrying value of $45.8 million and $45.6 million and a fair value of $48.4 million and $46.9 million at June 30, 2010 and December 31, 2009, respectively.  These mortgage-backed securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board issued an Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2009 Annual Report on Form 10-K under “Item 1A – Risk Factors” and in this Quarterly Report on Form 10-Q under “Part II; Item 1A –Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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
Comparison of Financial Condition at June 30, 2010 and December 31, 2009

 Total assets at June 30, 2010 were $450.4 million, a decrease of $8.5 million, or 1.8%, compared to $458.9 million at December 31, 2009.  The decrease was primarily concentrated in securities and net loans.

The net loan portfolio decreased by $3.5 million, or 1.0%, during the first six months of 2010.  The loan portfolio decrease was primarily concentrated in construction loans (a decrease of $2.8 million, or 29.0%) and commercial real estate mortgages (a decrease of $1.1 million, or 1.1%), offset by an increase in residential real estate loans (an increase of $1.3 million, or 0.6%).

Securities decreased by $4.7 million, or 9.2%, during the six month period ended June 30, 2010, due to the $5.2 million sales of securities available for sale, partially offset by the purchases of mortgage-backed securities held to maturity.

During the six months ended June 30, 2010, deposits decreased by $584,000 to $261.4 million.  The decrease in deposits was focused in time deposit accounts (a decrease of $3.8 million, or 4.8%), and NOW/Demand accounts (a decrease of $471,000, or 0.4%), partially offset by an increase in money market accounts (an increase of $2.0 million, or 4.2%) and savings accounts (an increase of $1.7 million, or 6.4%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, decreased $6.6 million, or 4.7%, to $134.9 million at June 30, 2010, compared to an outstanding balance of $141.5 million at December 31, 2009.

Total stockholders’ equity at June 30, 2010 was $50.4 million compared to $51.4 million at December 31, 2009.  The decrease was primarily attributable to share repurchases under the Company’s stock repurchase plan, partially offset by net income and share-based compensation credits.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

General.  Net income increased by $410,000, or 450.5%, to $501,000 for the three months ended June 30, 2010, compared to $91,000 for the three months ended June 30, 2009.  The increase was primarily due to increases in net interest income and non-interest income.

Net income increased by $518,000, or 616.7%, to $602,000 for the six months ended June 30, 2010, compared to $84,000 for the six months ended June 30, 2009.  The increase was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and non-interest expenses and a decrease in non-interest income.

Net Interest Income.  Net interest income for the three months ended June 30, 2010 was $3.8 million, a $497,000, or 15.2%, increase from $3.3 million for the three months ended June 30, 2009.  The increase was primarily due to a decrease in interest expense on deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  The Company’s second quarter 2010 interest rate spread increased to 3.45% from 2.84% in the second quarter of 2009, an increase of 61 basis points.

Net interest income for the six months ended June 30, 2010 was $7.4 million, which was $1.0 million, or 15.6%, more than net interest income of $6.4 million for the six months ended June 30, 2009.  The increase was primarily due to a decrease in interest expense on deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  For the six months ended June 30, 2010, the interest rate spread increased to 3.37% from 2.80% in 2009, an increase of 57 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$348,966	$5,008	5.74%	$347,749	$5,149	5.92%
Securities	48,455	616	5.09	55,358	684	4.94
Other interest-earning assets	11,478	3	0.10	9,312	3	0.13
Total interest-earning assets	408,899	5,627	5.50	412,419	5,836	5.66

Bank-owned life insurance	10,454			10,054
Noninterest-earning assets	29,996			27,754
Total assets	$449,349			$450,227

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,139	226	1.22	$68,576	383	2.23
Savings accounts	27,728	14	0.20	25,756	16	0.25
Money market accounts	48,357	130	1.08	43,392	191	1.76
Certificates of deposit	75,059	272	1.45	83,393	615	2.95
Total interest-bearing deposits	225,283	642	1.14	221,117	1,205	2.18

Borrowings	136,329	1,212	3.56	142,347	1,355	3.81
Total interest-bearing liabilities	361,612	1,854	2.05	363,464	2,560	2.82

Demand deposits	33,467			30,242
Noninterest-bearing liabilities	3,414			3,891
Total liabilities	398,493			397,597

Stockholders’ equity	50,856			52,630
Total liabilities and stockholders’ equity	$449,349			$450,227

Net interest income		$3,773			$3,276
Interest rate spread			3.45%			2.84%
Net interest margin			3.69%			3.18%
Average interest-earning assets to average interest-bearing liabilities			113.08%			113.47%

Total interest and dividend income decreased $209,000, or 3.6%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $141,000, or 2.7%, for the three months ended June 30, 2010 due to a decrease in the yield earned on loans, while the average balance of loans increased 0.3% to $349.0 million for the three months ended June 30, 2010 from $347.7 million for the three months ended June 30, 2009.  Despite the 15 basis point increase in the average yield, interest earned on securities decreased $68,000 due to the decrease in the average balance of securities to $48.5 million for the three months ended June 30, 2010 from $55.4 million for the three months ended June 30, 2009.

Total interest expense decreased $706,000 to $1.9 million for the three months ended June 30, 2010 from $2.6 million for the three months ended June 30, 2009, primarily due to a 77 basis point decrease in the total average cost of interest-bearing liabilities, including a 104 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in certificate of deposit accounts (a decrease of $343,000 or 150 basis points in the average cost), demand deposit accounts (a decrease of $157,000 or 101 basis points in the average cost) and money market accounts (a decrease of $61,000 or 68 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 10.6% to $1.2 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009, due to a decrease in the average cost from 3.8% to 3.6%, and a decrease in the average balance of $6.0 million to $136.3 million from $142.3 million.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$349,753	$10,025	5.73%	$342,840	$10,133	5.91%
Securities	50,985	1,261	4.95	56,681	1,415	4.99
Other interest-earning assets	11,012	6	0.11	8,142	6	0.15
Total interest-earning assets	411,750	11,292	5.48	407,663	11,554	5.67

Bank-owned life insurance	10,404		10,004
Noninterest-earning assets	29,931			28,080
Total assets	$452,085			$445,747

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,945	484	1.33	$64,044	757	2.36
Savings accounts	27,075	31	0.23	25,572	36	0.28
Money market accounts	48,464	263	1.09	42,295	433	2.05
Certificates of deposit	75,755	576	1.52	80,266	1,186	2.96
Total interest-bearing deposits	224,239	1,354	1.21	212,177	2,412	2.27

Borrowings	139,410	2,499	3.59	144,908	2,707	3.74
Total interest-bearing liabilities	363,649	3,853	2.12	357,085	5,119	2.87

Demand deposits	33,588			31,101
Noninterest-bearing liabilities	3,623			4,428
Total liabilities	400,860			392,614

Stockholders’ equity	51,225			53,133
Total liabilities and stockholders’ equity	$452,085			$445,747

Net interest income		$7,439			$6,435
Interest rate spread			3.37%			2.80%
Net interest margin			3.61%			3.16%
Average interest-earning assets to average interest-bearing liabilities			113.23%			114.16%

Total interest and dividend income decreased $262,000, or 2.3%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $108,000, or 1.1%, for the six months ended June 30, 2010 due to an 18 basis point decrease in the yield earned on loans, while the average balance of loans increased 2.0% to $349.8 million for the six months ended June 30, 2010 from $342.8 million for the six months ended June 30, 2009.  Interest earned on securities decreased $154,000, due to a 4 basis point decrease in the average yield and a $5.7 million decrease in the average balance of securities to $51.0 million for the six months ended June 30, 2010 compared to $56.7 million for the six months ended June 30, 2009.

Total interest expense decreased $1.3 million to $3.8 million for the six months ended June 30, 2010 from $5.1 million for the six months ended June 30, 2009, primarily due to a 75 basis point decrease in the total average cost of interest-bearing liabilities, including a 106 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in certificate of deposit accounts (a decrease of $610,000 or 144 basis points in the average cost), demand deposit accounts (a decrease of $273,000 or 103 basis points in the average cost) and money market accounts (a decrease of $170,000 or 96 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 7.7% to $2.5 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009, due to a decrease in the average cost from 3.7% to 3.6%, and a decrease in the average balance of $5.5 million to $139.4 million from $144.9 million.

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

	For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$115	$(256)	$(141)
Securities	(183)	115	(68)
Other interest-earning assets	3	(3)	-
Total interest-earning assets	(65)	(144)	(209)

Interest Expense:
Deposits	153	(716)	(563)
Borrowings	(56)	(87)	(143)
Total interest-bearing liabilities	97	(803)	(706)

Change in net interest income	$(162)	$659	$497

	For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$447	$(555)	$(108)
Securities	(141)	(13)	(154)
Other interest-earning assets	4	(4)	-
Total interest-earning assets	310	(572)	(262)

Interest Expense:
Deposits	375	(1,433)	(1,058)
Borrowings	(101)	(107)	(208)
Total interest-bearing liabilities	274	(1,540)	(1,266)

Change in net interest income	$36	$968	$1,004

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,471	$3,060	$3,467	$2,924
Provision for loan losses	80	101	394	287
Total charge-offs	(25)	-	(335)	(50)
Total recoveries	-	-	-	-
Balance at end of period	$3,526	$3,161	$3,526	$3,161

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended June 30, 2010 was $80,000 compared to $101,000 for the three months ended June 30, 2009.  The Company’s loan loss provision for the six months ended June 30, 2010 was $394,000 compared to $287,000 for the six months ended June 30, 2009.  The provision increased during the first half of 2010 compared to the first half of 2009, due to an increase in charge-offs for non-performing loans.  The Company’s loan loss provision in the first six months of 2010 also reflects additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  At June 30, 2010, there were $14.0 million of criticized loans that are under watch by management.  At June 30, 2010, loans classified as special mention totaled $9.5 million, which consisted of commercial real estate mortgages, compared to $6.2 million at December 31, 2009.  This increase is due to concerns about the local commercial real estate market.  Loans classified as substandard, including all impaired loans, totaled $4.5 million at June 30, 2010, compared to $4.0 million at December 31, 2009.  Loans classified as substandard at June 30, 2010 consisted of $4.0 million in commercial real estate mortgages and $489,000 in residential loans. Total criticized loans represent 4.0% of the Company’s total gross loans. There were no classified loans at June 30, 2009.  There were no changes in the methodology of calculating the allowance for loan losses from the first quarter of 2009 through the second quarter of 2010. The percentages used to calculate the required reserves for residential mortgages and home equity lines and loans were consistent for the periods. The percentage used to calculate the required reserve for other loans, which consists of multi-family and commercial real estate mortgages, consumer loans, and construction loans, was higher in the second quarter of 2010, when compared to the second quarter of 2009, due to charge-off and delinquency trends, which resulted in a higher provision during that quarter.  The allowance for loan losses to total loans was 1.00%, 0.98% and 0.90% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The ratio remained steady from December 31, 2009 to June 30, 2010 because the increase in the percentage used to calculate required reserves was offset by shifts in the loan portfolio from commercial real estate and construction loans into residential real estate mortgages.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.  There were no impaired loans which required a valuation reserve at the dates indicated.

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$255	$-	$-
Commercial	835	860	-
Home equity loans and lines of credit	43	-	-
Total nonaccrual loans	1,133	860	-
Foreclosed real estate	225	-	-
Total non-performing assets	$1,358	$860	$-
Total non-performing loans to total loans	0.32%	0.24%	0.00%
Total non-performing loans to total assets	0.25%	0.19%	0.00%
Total non-performing assets to total assets	0.30%	0.19%	0.00%

Nonaccrual loans have increased in the first six months of 2010 as the deterioration in general economic conditions, including decreased real estate values, have resulted in significant challenges for several individual and commercial borrowers.

On April 2, 2010, two commercial properties, valued at $225,000, were acquired through foreclosure and classified as foreclosed real estate.  At March 31, 2010, the Company had one nonaccrual commercial real estate mortgage with a principal balance of $860,000, which was valued in June 2010 at approximately $835,000, resulting in a charge-off of $25,000 for the second quarter of 2010.  In management’s opinion, the remaining nonaccrual real estate mortgages are well secured by collateral sufficient to cover all principal and interest due under the loan agreements.

Non-interest Income.   Non-interest income for the second quarter of 2010 totaled $622,000, an increase of $77,000, or 14.1%, compared to the second quarter of 2009.  The increase between the two periods is primarily due to a $65,000 increase in fees earned on checking accounts and a $13,000 gain on the sale of available-for-sale securities in the second quarter of 2010, compared to none in the second quarter of 2009.

Non-interest income for the first six months of 2010 totaled $943,000, a decrease of $37,000, or 3.8%, compared to the first six months of 2009.  The decrease in non-interest income for the first half of 2010 when compared to the first half of 2009 is primarily due to a $204,000 net realized loss on sales of available-for-sale securities, partially offset by a $97,000 increase in fees earned on checking accounts in the first six months of 2010, compared to a $76,000 other-than-temporary impairment charge on the Bank’s holdings of the AMF Ultra Short Mortgage Fund recorded in the first quarter of 2009.  The loss on sale of available-for-sale securities in the first six months of 2010 is due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of available-for-sale securities.

Non-interest Expense.   Non-interest expenses totaled $3.6 million for the quarters ended June 30, 2010 and June 30, 2009.  Salaries and employee benefits expense increased by 5.2%, or $97,000, to $2.0 million for the three months ended June 30, 2010, primarily due to higher incentive costs paid to employees for the Bank’s cross-selling incentive program.  Marketing costs increased $35,000 in the second quarter of 2010 compared to the second quarter of 2009, due to management’s concerted efforts to run more marketing promotions during the second quarter of 2010.  The Company incurred foreclosed real estate costs during the second quarter of 2010, resulting in a $41,000 increase in this category.  FDIC insurance decreased $200,000 during the three months ended June 30, 2010 from the three months ended June 30, 2009, primarily due to the Company’s payment of the $205,000 FDIC special assessment charge in the second quarter of 2009.

For the six months ended June 30, 2010, non-interest expenses totaled $7.0 million, a slight increase of $39,000, or 0.6%, compared to the same period in 2009. The increase in non-interest expense is attributable to increases in salaries and employee benefits, occupancy and equipment expense, data processing fees, and foreclosed real estate, offset by decreases in professional fees, marketing costs, FDIC insurance and other general and administrative costs.  The $85,000, or 9.8%, increase in occupancy and equipment expense is due to an increase in depreciation expense in 2010, as a result of the opening of two new branches in the 2009. The opening of two new branches in 2009 also generated an increase in the total number of checking accounts for the six months ended June 30, 2010 as compared to the same period in 2009, which resulted in an increase in the Company’s overall operating costs.   The $133,000, or 35.3%, decrease in FDIC insurance for the first six months of 2010 is due to the one-time charge for the FDIC special assessment of $205,000 in the second quarter of 2009, partially offset by an increase in the amount of our regular quarterly FDIC assessment.

Income Taxes. The provision for income taxes for the three months ended June 30, 2010 was $248,000 compared to $55,000 for the three months ended June 30, 2009, due to higher income before taxes of $749,000 for the three months ended June 30, 2010, compared to net income before income taxes of $146,000 for the three months ended June 30, 2009.  The effective tax rate for the second quarter of 2010 was 33.1%, versus 37.7% for the 2009 period.

The provision for income taxes for the six months ended June 30, 2010 was $403,000, compared to $100,000 for the six months ended June 30, 2009, due to higher income before taxes of $1.0 million for the six months ended June 30, 2010, compared to net income before income taxes of $184,000 for the six months ended June 30, 2009. The effective tax rate for the six month period of 2010 was 40.1%, versus 54.3% for the 2009 period.  The effective tax rates for both periods are high as a result of the increase in the valuation reserve to offset the tax benefit associated with the other-than-temporary impairment charge and the loss on sales of securities available for sale.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $17.7 million.  Securities classified as available for sale provide additional sources of liquidity.  On June 30, 2010, we had $94.9 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $44.8 million from the Federal Home Loan Bank of Boston.

At June 30, 2010, we had $23.7 million in loan commitments outstanding, which consisted of $1.3 million of real estate loan commitments, $15.0 million in unused home equity lines of credit, $2.9 million in construction loan commitments and $4.5 million in commercial lines of credit commitments.  Certificates of deposit due within one year of June 30, 2010 totaled $59.1 million, or 78.5% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2010 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2010 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$28,861	$-25,652	-47	6.50%	-489
200	38,262	-16,251	-30	8.39%	-299
100	47,178	-7,335	-13	10.08%	-130
50	50,870	-3,643	-7	10.74%	-64
0	54,513	0	0	11.39%	0
(50)	56,804	2,290	4	11.76%	37
(100)	57,807	3,294	6	11.90%	51

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition,  no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                      Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and Newport Federal Savings Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings banks such as Newport Federal Savings Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum number of s hares that may yet be purchased under the programs (1)
April 2010	39,000	$12.15	39,000	42,808
May 2010	5,300	12.30	5,300	37,508
June 2010	37,508	12.04	37,508	181,933
Total	81,808	$12.11	81,808

(1) On February 12, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 191,508 shares, or 5%, of the Company’s then outstanding common stock.   Repurchases, which were conducted through open market purchases or privately negotiated transactions, were made from time to time depending on market conditions and other factors.  On June 17, 2010, the Company announced it had completed this stock repurchase program, acquiring 191,508 shares at an average cost of $12.06 per share.

On June 18, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 181,933 shares, or 5%, of its outstanding common stock.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors.

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

Newport Bancorp, Inc.

Date: August 12, 2010	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer