Form 10-Q
period 2010-09-30
Newport Bancorp Inc
filed 2010-11-10
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer    ☐   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of November 1, 2010 the registrant had 3,488,777 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$22,579	$7,618
Short-term investments	1,135	11,750
Cash and cash equivalents	23,714	19,368

Securities available for sale, at fair value	1,023	6,249
Securities held to maturity, at amortized cost	41,907	44,898
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	353,011	354,966
Allowance for loan losses	(3,501)	(3,467)
Loans, net	349,510	351,499
Premises and equipment	13,472	13,393
Accrued interest receivable	1,471	1,478
Net deferred tax asset	2,816	2,538
Bank-owned life insurance	10,621	10,318
Foreclosed real estate	100	-
Prepaid FDIC insurance	1,167	1,472
Other assets	1,340	1,936
Total assets	$452,871	$458,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$270,161	$261,946
Long-term borrowings	129,795	141,468
Accrued expenses and other liabilities	4,047	4,074
Total liabilities	404,003	407,488

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,831	50,504
Retained earnings	18,045	17,032
Unearned compensation (383,462 and 402,975 shares at
September 30, 2010 and December 31, 2009, respectively)	(2,984)	(3,465)
Treasury stock, at cost (1,421,613 and 1,048,172 shares at
September 30, 2010 and December 31, 2009, respectively)	(17,137)	(12,590)
Accumulated other comprehensive income (loss)	64	(139)
Total stockholders’ equity	48,868	51,391
Total liabilities and stockholders’ equity	$452,871	$458,879

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$5,032	$5,084	$15,057	$15,217
Securities	583	649	1,844	2,064
Other interest-earning assets	10	3	16	9
Total interest and dividend income	5,625	5,736	16,917	17,290

Interest expense:
Deposits	624	1,057	1,978	3,469
Short-term borrowings	-	-	-	8
Long-term borrowings	1,187	1,265	3,686	3,964
Total interest expense	1,811	2,322	5,664	7,441

Net interest income	3,814	3,414	11,253	9,849
Provision for loan losses	387	160	781	447

Net interest income, after provision for loan losses	3,427	3,254	10,472	9,402

Non-interest income (loss):
Customer service fees	476	437	1,397	1,261
Impairment loss on securities available for sale	-	-	-	(76)
Net gain (loss) on sales of securities available for sale	16	10	(188)	10
Bank-owned life insurance	101	100	303	302
Miscellaneous	13	14	37	44
Total non-interest income	606	561	1,549	1,541

Non-interest expenses:
Salaries and employee benefits	1,925	2,017	5,791	5,835
Occupancy and equipment	474	457	1,423	1,321
Data processing	371	342	1,120	1,034
Professional fees	118	163	352	418
Marketing	227	183	755	721
Foreclosed real estate	18	-	59	-
FDIC insurance	102	125	346	502
Other general and administrative	191	186	563	586
Total non-interest expenses	3,426	3,473	10,409	10,417

Income before income taxes	607	342	1,612	526

Provision for income taxes	196	117	599	217

Net income	$411	$225	$1,013	$309

Weighted-average shares outstanding:
Basic	3,387,850	3,812,157	3,510,245	3,877,694
Diluted	3,387,850	3,812,157	3,510,245	3,877,694

Earnings per share:
Basic	$0.12	$0.06	$0.29	$0.08
Diluted	$0.12	$0.06	$0.29	$0.08

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Equity
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive income:
Net income	-	-	-	309	-	-	-	309
Net unrealized gain on securities available for sale	-	-	-	-	-	-	140	140
Total comprehensive income								449
Share-based compensation – restricted stock	-	-	-	-	471	-	-	471
Share-based compensation – options	-	-	406	-	-	-	-	406
Purchase of treasury shares
(279,870 shares)	-	-	-	-	-	(3,258)	-	(3,258)
ESOP shares committed to be released (19,513 shares)	-	-	33	-	195	-	-	228
Balance at September 30, 2009	4,878,349	$49	$50,877	$16,633	$(3,628)	$(11,201)	$(121)	$52,609
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	1,013	-	-	-	1,013
Net unrealized gain on securities available for sale	-	-	-	-	-	-	203	203
Total comprehensive income								1,216
Share-based compensation – restricted stock	-	-	-	-	285	-	-	285
Share-based compensation – options	-	-	290	-	-	-	-	290
Purchase of treasury shares
(373,441 shares)	-	-	-	-	-	(4,547)	-	(4,547)
ESOP shares committed to be released (19,513 shares)	-	-	37	-	196	-	-	233
Balance at September 30, 2010	4,878,349	$49	$50,831	$18,045	$(2,984)	$(17,137)	$64	$48,868

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2010	2009
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$1,013	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	781	447
Accretion of securities	(129)	(47)
Net gain (loss) on sales of securities available for sale	188	(10)
Impairment loss on securities available for sale	-	76
Loss on sale of foreclosed real estate	17	-
Amortization of net deferred loan fees	(290)	(135)
Depreciation and amortization of premises and equipment	646	584
Share-based compensation and ESOP allocation	808	1,105
Deferred income tax benefit	(278)	(385)
Income from bank-owned life insurance	(303)	(302)
Amortization of prepaid FDIC insurance	305	-
Net change in:
Accrued interest receivable	7	(69)
Other, net	596	(294)
Accrued expenses and other liabilities	(27)	-
Net cash provided by operating activities	3,334	1,279
Cash flows from investing activities:
Sales of securities available for sale	5,249	250
Purchases of securities held to maturity	(5,975)	-
Reinvested dividends on mutual funds	(8)	(42)
Principal payments received on securities held to maturity	9,095	5,146
Purchase of Federal Home Loan Bank stock	-	(174)
Net loan (originations) principal payments	1,273	(16,085)
Proceeds from sale of foreclosed real estate	108	-
Additions to premises and equipment	(725)	(4,128)
Proceeds from sale of premises and equipment	-	783
Net cash provided (used) by investing activities	9,017	(14,250)
Cash flows from financing activities:
Net increase in deposits	8,215	33,466
Net decrease in borrowings with maturities of three months or less	-	(4,000)
Proceeds from borrowings with maturities in excess of three months	3,000	3,500
Repayment of borrowings with maturities in excess of three months	(14,673)	(11,359)
Purchase of treasury stock	(4,547)	(3,258)
Net cash provided (used) by financing activities	(8,005)	18,349

Net change in cash and cash equivalents	4,346	5,378
Cash and cash equivalents at beginning of period	19,368	9,665
Cash and cash equivalents at end of period	$23,714	$15,043

Supplementary information:
Interest paid on deposit accounts	$1,965	$3,452
Interest paid on short-term borrowings	-	9
Interest paid on long-term borrowings	3,742	4,019
Income taxes paid, net of refunds	1,091	703
Loans transferred to foreclosed real estate	225	-

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010	(In thousands)

Securities Available for Sale

Mutual funds - bond funds	$959	$64	$-	$1,023

Securities Held to Maturity

Government-sponsored enterprise
residential mortgage-backed securities	$41,907	$2,969	$-	$44,876

December 31, 2009

Securities Available for Sale

Mutual funds - bond funds	$6,388	$104	$(243)	$6,249

Securities Held to Maturity

Government-sponsored enterprise
residential mortgage-backed securities	$44,898	$2,076	$(34)	$46,940

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

During the first quarter of 2010, the Company sold its entire holdings in two of its three mutual funds for aggregate proceeds of $4.5 million.  In addition, the Company sold $250,000 of its holdings in the remaining mutual fund in the first, second and third quarters of 2010, which realized gross gains of $10,000, $13,000 and $16,000, respectively.  The remaining mutual fund investment had an aggregate carrying value of $1.0 million at September 30, 2010.  For the nine months ended September 30, 2010 and 2009, total proceeds from the sales of securities available for sale equaled $5.2 million and $250,000, respectively, which realized gross losses of $267,000 and $0 and gross gains of $79,000 and $10,000, respectively.

In February 2008, the redemption-in-kind provision of the Company’s remaining mutual fund investment was activated as a result of current market conditions.  In addition, cash redemption for this fund had been restricted to $250,000 over any ninety day period.  Redemptions in excess of this amount could have been done in-kind.  In October 2010, these redemption-in-kind provisions and restrictions were removed for this mutual fund and the Company sold its entire holdings in the remaining mutual fund.  Proceeds from the October 2010 sale equaled $1.0 million and realized a gross gain of $67,000.

NOTE 3 – COMMITMENTS

Outstanding loan commitments totaled $29.2 million at September 30, 2010, as compared to $25.6 million as of December 31, 2009.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

In June 2010, the Bank entered into a $1.5 million construction contract to perform general construction services to build a new branch on Post Road in Westerly, Rhode Island, of which $1.4 million is outstanding at September 30, 2010.  The Company plans to relocate the existing 2 Wilder Avenue, Westerly, Rhode Island branch location to this new location.  In August 2010, the Bank entered into a purchase and sales agreement to sell, on or before March 31, 2011, the 2 Wilder Avenue property, which has a net carrying value of $480,000 at September 30, 2010, for $515,000.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net income applicable to common stock	$411	$225	$1,013	$309

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,336)	(924)	(1,207)	(853)
Less: Weighted average unallocated ESOP shares	(270)	(298)	(277)	(303)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	116	156	116	156
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,388	3,812	3,510	3,878

Effect of dilutive common stock equivalents	-	-	-	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,388	3,812	3,510	3,878

Options for 487,834 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for each of the three and nine month periods ended September 30, 2010 and 2009.

NOTE 5 – STOCK REPURCHASE PLAN

On June 18, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 181,933 shares, or 5%, of the Company’s then outstanding common stock.  The Company announced the completion of this stock repurchase program on August 19, 2010, with all shares purchased at an average price of $12.30 per share.  Repurchases were conducted through open market purchases or privately negotiated transactions and were made from time to time depending on market conditions and other factors.

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

Assets Measured at Fair Value

At September 30, 2010, assets measured at fair value on a recurring basis consist of securities available for sale, and are summarized below:

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Securities available
for sale	$-	$1,023	$-	$1,023	$-	$6,249	$-	$6,249

The Company does not measure any liabilities at fair value on a recurring or non-recurring basis.

At September 30, 2010, assets measured at fair value on a non-recurring basis are summarized below:

				Total Losses
				Three Months	Nine Months
		At September 30, 2010		Ended	Ended
	Level 1	Level 2	Level 3	September 30, 2010	September 30, 2010
	(Dollars in thousands)

Impaired loans	$-	$-	$32	$6	$6
Foreclosed real estate	$-	$-	$100	$-	$140
	$-	$-	$132	$6	$146

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

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$23,714	$23,714	$19,368	$19,368
Securities available for sale	1,023	1,023	6,249	6,249
Securities held to maturity	41,907	44,876	44,898	46,940
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	349,510	364,350	351,499	366,686
Accrued interest receivable	1,471	1,471	1,478	1,478

Financial liabilities:
Deposits	270,161	270,999	261,946	262,584
Long-term borrowings	129,795	131,687	141,468	142,917
Accrued interest payable	617	617	661	661

NOTE 7 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at September 30, 2010 and December 31, 2009 amounted to $89,795,000 and $101,468,000, respectively.  All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At September 30, 2010 and December 31, 2009, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $202,815,000 and $198,886,000, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements have a carrying value of $41.9 million and $44.9 million and a fair value of $44.9 million and $46.9 million at September 30, 2010 and December 31, 2009, respectively.  These mortgage-backed securities cannot be sold until the liability that they are pledged against has been paid.  In addition, the Company has $4.0 million in cash pledged as collateral to secure these agreements at September 30, 2010.

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

This update is expected to have a significant impact on the Company’s disclosures in the consolidated financial statements for the year ended December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 were $452.9 million, a decrease of $6.0 million, or 1.3%, compared to $458.9 million at December 31, 2009.  The decrease in assets was primarily concentrated in securities and net loans.

The net loan portfolio decreased by $2.0 million, or 0.6%, during the first nine months of 2010.  The loan portfolio decrease was primarily concentrated in commercial real estate mortgages (a decrease of $4.2 million, or 3.9%), construction loans (a decrease of $2.7 million, or 27.7%) and home equity loans and lines of credit (a decrease of $1.8 million, or 7.0%), partially offset by an increase in residential real estate loans (an increase of $6.6 million, or 3.1%).

Securities decreased by $8.2 million, or 16.1%, during the nine month period ended September 30, 2010, due to the sale of $5.2 million of securities available for sale and $9.1 million of principal payments on mortgage-backed securities held to maturity, offset by $6.0 million in purchases of mortgage-backed securities held to maturity.

During the nine months ended September 30, 2010, deposits increased by $8.2 to $270.2 million.  The increase in deposits was focused in money market accounts (an increase of $5.8 million, or 12.4%), NOW/Demand accounts (an increase of $3.5 million, or 3.2%) and savings accounts (an increase of $2.6 million or 9.8%), partially offset by a decrease in time deposit accounts (a decrease of $3.7 million, or 4.6%).

Borrowings, consisting of FHLB advances and two repurchase agreements decreased $11.7 million, or 8.3%, to $129.8 million at September 30, 2010, compared to an outstanding balance of $141.5 million at December 31, 2009.

Total stockholders’ equity at September 30, 2010 was $48.9 million compared to $51.4 million at December 31, 2009.  The decrease was primarily attributable to share repurchases under the Company’s stock repurchase plan, offset by net income and share-based compensation credits.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

General.  Net income increased by $186,000, or 82.7%, to $411,000 for the three months ended September 30, 2010, compared to $225,000 for the three months ended September 30, 2009.  The increase was primarily due to increases in net interest income and non-interest income and a decrease in non-interest expenses, partially offset by an increase in the provisions for loan losses and income taxes.

Net income increased by $704,000, or 227.8%, to $1.0 million for the nine months ended September 30, 2010, compared to $309,000 for the nine months ended September 30, 2009.  The increase was primarily due to increases in net interest income, partially offset by an increase in the provisions for loan losses and income taxes.

Net Interest Income.  Net interest income for the three months ended September 30, 2010 was $3.8 million, a $400,000, or 11.7%, increase from $3.4 million for the three months ended September 30, 2009.  The increase was primarily due to a decrease in interest expense on deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  The Company’s third quarter 2010 interest rate spread increased to 3.63% from 2.98% in the third quarter of 2009, an increase of 65 basis points.

Net interest income for the nine months ended September 30, 2010 was $11.2 million, which was $1.4 million, or 14.3%, more than net interest income of $9.8 million for the nine months ended September 30, 2009.  The increase was primarily due to a decrease in interest expense on deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  For the nine months ended September 30, 2010, the interest rate spread increased to 3.45% from 2.86% in 2009, an increase of 59 basis points.

The following table summarizes average balances and average yields and costs on an annualized basis for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$347,600	$5,032	5.79%	$348,259	$5,084	5.84%
Securities	45,330	583	5.14	54,362	649	4.78
Other interest-earning assets	7,164	10	0.56	12,378	3	0.10
Total interest-earning assets	400,094	5,625	5.62	414,999	5,736	5.53

Bank-owned life insurance	10,555			10,154
Noninterest-earning assets	45,075			28,258
Total assets	$455,724			$453,411

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,293	205	1.12	$71,033	321	1.81
Savings accounts	28,987	15	0.21	25,825	17	0.26
Money market accounts	51,397	125	0.97	45,930	139	1.21
Certificates of deposit	75,889	279	1.47	87,348	580	2.66
Total interest-bearing deposits	229,566	624	1.09	230,136	1,057	1.84

Borrowings	134,496	1,187	3.53	133,882	1,265	3.78
Total interest-bearing liabilities	364,062	1,811	1.99	364,018	2,322	2.55

Demand deposits	36,813			32,743
Noninterest-bearing liabilities	4,901			3,973
Total liabilities	405,776			400,734

Stockholders’ equity	49,948			52,677
Total liabilities and stockholders’ equity	$455,724			$453,411

Net interest income		$3,814			$3,414
Interest rate spread			3.63%			2.98%
Net interest margin			3.81%			3.29%
Average interest-earning assets to average interest-bearing liabilities			109.90%			114.01%

Total interest and dividend income decreased $111,000, or 1.9%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $52,000, or 1.0%, for the three months ended September 30, 2010 due to the 0.2% decrease in the average balance of loans to $347.6 million for the three months ended September 30, 2010 from $348.3 million for the three months ended September 30, 2009, in addition to the 5 basis point decrease in the average yield earned on loans.  Despite the 36 basis point increase in the average yield, interest earned on securities decreased $66,000 due to the decrease in the average balance of securities to $45.3 million for the three months ended September 30, 2010 from $54.4 million for the three months ended September 30, 2009.

Total interest expense decreased $511,000 to $1.8 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009, primarily due to a 56 basis point decrease in the total average cost of interest-bearing liabilities, including a 75 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in certificate of deposit accounts (a decrease of $301,000 or 119 basis points in the average cost), demand deposit accounts (a decrease of $116,000 or 69 basis points in the average cost) and money market accounts (a decrease of $14,000 or 24 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 6.2% to $1.2 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009, due to a decrease in the average cost from 3.78% to 3.53%.

The following table summarizes average balances and average yields and costs on an annualized basis for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$349,027	$15,057	5.75%	$344,666	$15,217	5.89%
Securities	49,079	1,844	5.01	55,900	2,064	4.92
Other interest-earning assets	9,716	16	0.22	9,569	9	0.13
Total interest-earning assets	407,822	16,917	5.53	410,135	17,290	5.62

Bank-owned life insurance	10,455			10,055
Noninterest-earning assets	35,034			28,140
Total assets	$453,311			$448,330

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,063	689	1.26	$66,399	1,078	2.16
Savings accounts	27,719	46	0.22	25,658	53	0.28
Money market accounts	49,452	388	1.05	43,520	572	1.75
Certificates of deposit	75,800	855	1.50	82,653	1,766	2.85
Total interest-bearing deposits	226,034	1,978	1.17	218,230	3,469	2.12

Borrowings	137,754	3,686	3.57	141,192	3,972	3.75
Total interest-bearing liabilities	363,788	5,664	2.08	359,422	7,441	2.76

Demand deposits	34,675			31,654
Noninterest-bearing liabilities	4,054			4,274
Total liabilities	402,517			395,350

Stockholders’ equity	50,794			52,980
Total liabilities and stockholders’ equity	$453,311			$448,330

Net interest income		$11,253			$9,849
Interest rate spread			3.45%			2.86%
Net interest margin			3.68%			3.20%
Average interest-earning assets to average interest-bearing liabilities			112.10%			114.11%

Total interest and dividend income decreased $373,000, or 2.2%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $160,000, or 1.1%, for the nine months ended September 30, 2010 due to a 14 basis point decrease in the yield earned on loans, while the average balance of loans increased 1.3% to $349.0 million for the nine months ended September 30, 2010 from $344.7 million for the nine months ended September 30, 2009.  Interest earned on securities decreased $220,000, due to the $6.8 million decrease in the average balance of securities to $49.1 million for the nine months ended September 30, 2010 from $55.9 million for the nine months ended September 30, 2009, despite the 9 basis point increase in the average yield.

Total interest expense decreased $1.8 million to $5.7 million for the nine months ended September 30, 2010 from $7.4 million for the nine months ended September 30, 2009, primarily due to a 68 basis point decrease in the total average cost of interest-bearing liabilities, including a 95 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in certificate of deposit accounts (a decrease of $911,000 or 135 basis points in the average cost), demand deposit accounts (a decrease of $389,000 or 90 basis points in the average cost) and money market accounts (a decrease of $184,000 or 70 basis points in the average cost).  With the continued decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 7.2% to $3.7 million for the nine months ended September 30, 2010 from $4.0 million for the nine months ended September 30, 2009, due to a decrease in the average cost from 3.75% to 3.57%, and a $3.4 million decrease in the average balance to $137.8 million from $141.2 million.

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

	For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
	Increase (Decrease) Due to

	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$(10)	$(42)	$(52)
Securities	(319)	253	(66)
Other interest-earning assets	(9)	16	7
Total interest-earning assets	(338)	227	(111)

Interest Expense:
Deposits	(3)	(430)	(433)
Borrowings	38	(116)	(78)
Total interest-bearing liabilities	35	(546)	(511)
Change in net interest income	$(373)	$773	$400

	For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$274	$(434)	$(160)
Securities	(277)	57	(220)
Other interest-earning assets	-	7	7
Total interest-earning assets	(3)	(370)	(373)

Interest Expense:
Deposits	196	(1,687)	(1,491)
Borrowings	(95)	(191)	(286)
Total interest-bearing liabilities	101	(1,878)	(1,777)
Change in net interest income	$(104)	$1,508	$1,404

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,526	$3,161	$3,467	$2,924
Provision for loan losses	387	160	781	447
Total charge-offs	(412)	-	(747)	(50)
Total recoveries	-	-	-	-
Balance at end of period	$3,501	$3,321	$3,501	$3,321

The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended September 30, 2010 was $387,000 compared to $160,000 for the three months ended September 30, 2009.  The Company’s loan loss provision for the nine months ended September 30, 2010 was $781,000 compared to $447,000 for the nine months ended September 30, 2009.  The provision increased during the first nine months of 2010 compared to the first nine months of 2009, due to an increase in charge-offs for non-performing loans.  The Company’s loan loss provision in the first nine months of 2010 also reflects additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  At September 30, 2010, there were $12.4 million of criticized loans that are under watch by management.  At September 30, 2010, loans classified as special mention totaled $8.5 million, which consisted of commercial real estate mortgages, compared to $6.2 million at December 31, 2009.  This increase is due to concerns about the local commercial real estate market.  Loans classified as substandard, including all impaired loans, totaled $3.9 million at September 30, 2010, compared to $4.0 million at December 31, 2009.  Loans classified as substandard at September 30, 2010 consisted of $3.7 million in commercial real estate mortgages and $225,000 in residential loans.  At September 30, 2010, total criticized loans represent 3.5% of the Company’s total gross loans.

There were no classified loans at September 30, 2009.  There were no changes in the methodology of calculating the allowance for loan losses through September 30, 2010. The percentages used to calculate the required reserves for residential mortgages and home equity lines and loans were consistent for the periods. The percentage used to calculate the required reserve for other loans, which consists of multi-family and commercial real estate mortgages, consumer loans, and construction loans, was higher in the third quarter of 2010, compared to the third quarter of 2009, due to charge-off and delinquency trends, which resulted in a higher provision during that quarter.  The allowance for loan losses to total loans was 0.99%, 0.98% and 0.94% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The ratio remained relatively steady from December 31, 2009 to September 30, 2010 because the increase in the percentage used to calculate required reserves was offset by shifts in the loan portfolio from commercial real estate and construction loans into residential real estate mortgages.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.  There were no impaired loans which required a valuation reserve at the dates indicated.
	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$108	$-	$-
Commercial	542	860	-
Home equity loans and lines of credit	25	-	-
Total nonaccrual loans	675	860	-
Foreclosed real estate	$100	$-	$-
Total non-performing assets	$775	$860	$-
Total non-performing loans to total loans	0.19%	0.24%	0.00%
Total non-performing loans to total assets	0.15%	0.19%	0.00%
Total non-performing assets to total assets	0.17%	0.19%	0.00%

Although the total value of nonaccrual loans was lower at September 30, 2010 than December 31, 2009, the number of nonaccrual loans has increased in the first nine months of 2010.  This increase is due to the deterioration in general economic conditions, including decreased real estate values, have resulted in significant challenges for several individual and commercial borrowers.

At June 30, 2010, the Company had two commercial properties, valued at $225,000, classified as foreclosed real estate.  In September 2010, one of the foreclosed real estate properties, valued at $125,000, was sold for $108,000, resulting in a loss of $17,000.  At March 31, 2010, the Company had a $860,000 nonaccrual commercial real estate mortgage that was valued in June 2010 at approximately $835,000, which resulted in a charge-off of $25,000 for the second quarter of 2010.  In September 2010, this commercial property was sold for $531,000, resulting in an additional charge-off of $304,000 in the third quarter of 2010.  In management’s opinion, the remaining nonaccrual real estate mortgages and home equity loans and lines of credit are well secured by collateral sufficient to cover all principal and interest due under the loan agreements.

Non-interest Income.   Non-interest income for the third quarter of 2010 totaled $606,000, an increase of $45,000, or 8.0%, compared to the third quarter of 2009.  The increase between the two periods is primarily due to a $39,000 increase in fees earned on checking accounts and a $6,000 increase in gain on the sale of securities available for sale in the third quarter of 2010, compared to the third quarter of 2009.

Non-interest income for the first nine months of 2010 totaled $1.5 million, an increase of $8,000, or 0.5%, compared to the first nine months of 2009.  The increase in non-interest income for the first nine months of 2010 when compared to the first nine months of 2009 is primarily due to the $136,000 increase in fees earned on checking accounts and no impairment charge recorded on the Bank’s mutual fund holdings in 2010, compared to a $76,000 impairment charge recorded in 2009, partially offset by a $198,000 increase in net realized loss on sales of securities available for sale in the first nine months of 2010, compared to the first nine months of 2009.  The loss on sales of securities available for sale in the first nine months of 2010 is due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of securities available for sale.

Non-interest Expense.   Non-interest expenses decreased to $3.4 million for the quarter ended September 30, 2010 from $3.5 million for the quarter ended September 30, 2009, a decrease of 1.4%.  Salaries and employee benefits expense decreased by 4.6%, or $92,000, for the three months ended September 30, 2010, primarily due to adoption of the accelerated method of expense recognition at the inception of the equity incentive plan on October 1, 2007, resulting in a lower share-based compensation expense in 2010 when compared to 2009.  Professional fees decreased by $45,000, or 27.6%, as a result of a decrease in legal and professional services.  FDIC insurance decreased $23,000 during the three months ended September 30, 2010 from the three months ended September 30, 2009.  Marketing costs increased $44,000 in the third quarter of 2010 compared to the third quarter of 2009, due to a new marketing campaign during the third quarter of 2010.  Foreclosed real estate costs increased $18,000 during the third quarter of 2010, as a result of not having any foreclosed real estate costs in 2009.

For the nine months ended September 30, 2010, non-interest expenses totaled $10.4 million, a slight decrease of $8,000, or 0.1%, compared to the same period in 2009. The decrease in non-interest expense is attributable to decreases in salaries and employee benefits, professional fees, FDIC insurance and other general and administrative costs, offset by increases in occupancy and equipment expense, data processing fees, marketing costs and foreclosed real estate.  Salaries and employee benefits expense decreased by 0.8%, or $44,000, for the nine months ended September 30, 2010, primarily due to lower share-based compensation expense in 2010 when compared to 2009, partially offset by higher incentive costs paid to employees for the Bank’s cross-selling incentive program. The $156,000, or 31.1%, decrease in FDIC insurance for the first nine months of 2010 is due to the FDIC special assessment charge of $205,000 in 2009, partially offset by an increase in the amount of our regular quarterly FDIC assessment.  The $102,000, or 7.7%, increase in occupancy and equipment expense is due to an increase in depreciation expense in 2010, as a result of the opening of two new branches in 2009. The opening of two new branches in 2009 also generated an increase in the total number of checking accounts for the nine months ended September 30, 2010 as compared to the same period in 2009, which resulted in an increase in the Company’s overall data processing costs.

Income Taxes. The provision for income taxes for the three months ended September 30, 2010 was $196,000 compared to $117,000 for the three months ended September 30, 2009, due to higher income before taxes of $607,000 for the three months ended September 30, 2010, compared to net income before income taxes of $342,000 for the three months ended September 30, 2009.  The effective tax rate for the third quarter of 2010 was 32.3%, versus 34.2% for the 2009 period.

The provision for income taxes for the nine months ended September 30, 2010 was $599,000, compared to $217,000 for the nine months ended September 30, 2009, due to higher income before taxes of $1.6 million for the nine months ended September 30, 2010, compared to net income before income taxes of $526,000 for the nine months ended September 30, 2009.  The effective tax rate for the nine month period of 2010 was 37.2%, versus 41.3% for the 2009 period.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in higher share-based compensation expense in the first nine months of 2009 when compared to the same period of 2010.  The lower effective tax rate during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due to the decline in non-taxable share-based compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $23.7 million.  Securities classified as available for sale provide additional sources of liquidity.  On September 30, 2010, we had $89.8 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $52.0 million from the Federal Home Loan Bank of Boston.

At September 30, 2010, we had $29.2 million in loan commitments outstanding, which consisted of $7.5 million of real estate loan commitments, $15.3 million in unused home equity lines of credit, $2.4 million in construction loan commitments and $4.0 million in commercial lines of credit commitments.  Certificates of deposit due within one year of September 30, 2010 totaled $57.3 million, or 76.1% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2010 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2010 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$41,195	$-19,122	-32	9.19%	-341
200	49,574	-10,743	-18	10.78%	-182
100	56,585	-3,733	-6	12.02%	-57
50	58,676	-1,642	-3	12.35%	-25
0	60,318	0	0	12.60%	0
(50)	60,137	-181	0	12.50%	-10
(100)	59,630	-687	-1	12.35%	-25

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition,  no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2010	-	$-	-	181,933
August 2010	181,933	12.30	181,933	-
September 2010	-	-	-	-
	181,933	$12.30	181,933
Total

(1) On June 18, 2010, the Company announced the commencement of a stock repurchase program to acquire up to 181,933 shares, or 5%, of the Company’s then outstanding common stock.  The Company announced the completion of this stock repurchase program on August 19, 2010, with all shares purchased at an average price of $12.30 per share.  Repurchases were conducted through open market purchases or privately negotiated transactions and were made from time to time depending on market conditions and other factors.

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

Newport Bancorp, Inc.

Date: November 10, 2010	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 10, 2010	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer