Form 10-K
period 2010-12-31
Newport Bancorp Inc
filed 2011-03-18
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2010 was approximately $27,840,179.

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 3,488,777.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the  Registrant’s Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated by reference in Part III of this Form 10-K.

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

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888.  In October 2005, Newport Federal merged with Westerly Savings Bank, a Rhode Island mutual financial institution that had two branch locations in Westerly, Rhode Island. The Bank operates as a community-oriented financial institution offering financial services to consumers and businesses in the Bank’s market area.  Newport Federal attracts deposits from the general public and uses those funds to originate one-to-four family residential loans, commercial real estate loans, home equity loans and lines of credit, multi-family loans, construction loans, commercial loans and consumer loans. At December 31, 2010, 99.5% of the loans in our portfolio were collateralized by real estate.

In connection with the initial stock offering, in July 2006, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares sold in the stock offering.  The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Available Information

The Bank’s website address is www.newportfederal.com.  Information on this website should not be considered a part of this Form 10-K.

Market Area

Newport Federal is headquartered in Newport, Rhode Island.  In addition to its main office located in Newport, the Bank operates five full-service branch offices located in Middletown, Wakefield, Westerly and Portsmouth, Rhode Island, and Stonington, Connecticut.  In January 2011, the Bank opened a new branch in Westerly, Rhode Island, and closed its previous Westerly branch location. The Bank opened its Portsmouth, Rhode Island branch in January 2009 and its Stonington, Connecticut branch in May 2009.  The Bank considers Newport

Index

and Washington Counties, Rhode Island to be its primary market area.  The economy in our market area is primarily oriented to the retail and hospitality industries.

Competition

Newport Federal faces significant competition for the attraction of deposits and origination of loans.  The Bank’s competition for loans comes primarily from financial institutions and credit unions in our market area.

The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, the Bank held approximately 11.71% of the deposits in Newport County, Rhode Island and approximately 2.47% of the deposits in Washington County, Rhode Island.  In addition, banks owned by large holding companies such as Bank of America, Citizens and Sovereign also operate in our market area.  These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

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

Lending Activities

General.  The largest segment of the Bank’s loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans. The other significant segment of the Bank’s loan portfolio is commercial real estate loans.  To a lesser degree, Newport Federal also originates home equity loans and lines of credit, multi-family loans and construction loans.  The Bank also offers commercial and consumer loans, which constituted 0.45% and 0.08%, respecitively, of total loans at December 31, 2010. The Bank originates loans for investment purposes, although the Bank occasionally may sell a portion of its one-to-four family residential loans into the secondary market.

One-to-Four Family Residential Real Estate Loans.  The Bank’s origination of mortgage loans enables borrowers to purchase or refinance existing homes located in Rhode Island, Southeastern Connecticut and, to a lesser extent, Southeastern Massachusetts, although our primary lending market is Newport and Washington Counties, Rhode Island.

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

Index

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

As of December 31, 2010, the Bank’s largest loan secured by commercial real estate was $3.9 million.  This loan is secured by retail commercial property.  This loan was performing in accordance with its original terms at December 31, 2010.

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

Construction Loans. Newport Federal originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  One-to-four family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements.  Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements.  At December 31, 2010, the largest construction loan was for $2.9 million, of which $2.1 million was advanced.  This loan was performing according to its original terms at December 31, 2010.  Construction loans to individuals are generally made on the same terms as Newport Federal’s one-to-four family mortgage loans.

Commercial Loans.  The Bank occasionally offers commercial loans, which are secured by business assets or are unsecured.  At December 31, 2010, commercial loans totaled $1.6 million, or 0.45% of total loans.

Consumer Loans.  The Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts.  At December 31, 2010, consumer loans totaled $288,000, or 0.08% of total loans.

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

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, Newport Federal considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Commercial and Consumer Loans.  Commercial and consumer loans may entail greater risk than do residential real estate loans, particularly in the case when these loans are unsecured or secured by assets that depreciate rapidly, such as inventory or motor vehicles.  In the latter case, repossessed collateral for a defaulted commercial or consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  Occasionally, Newport Federal sells loans that the Bank has originated.  The decision to sell loans is based on

Index

prevailing market interest rate conditions and interest rate management.  Newport Federal did not sell any loans in 2010 or 2009.

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $777,000 at December 31, 2010. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.

Loan participations, purchased and sold, totaled $2.0 million at December 31, 2010.  Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates.  However, as with purchased loans, the Bank does not service purchased participation loans.  Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus.  At December 31, 2010, Newport Federal’s regulatory limit on loans to one borrower was $6.8 million.  At that date, the Bank’s largest lending relationship was $4.1 million and was secured by real property.  This relationship consists of three commercial real estate loans, which were performing in accordance with their original terms at December 31, 2010.

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

At December 31, 2010, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae.

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

Deposit Accounts.  The majority of the Bank’s depositors are residents of Rhode Island.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of Newport Federal’s deposit accounts, the Bank considers the rates offered by the Bank’s competition, Newport Federal’s liquidity needs, profitability to the Bank, matching deposit and loan products and customer preferences and concerns.  Newport Federal generally reviews the deposit mix and pricing weekly.  The Bank’s current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products; however, the Bank selectively competes for various certificates of deposit.

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

Personnel

At December 31, 2010, the Bank had 70 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit.  Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank.   The Newport Federal Savings Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Newport Bancorp is subject to regulation, examination and supervision by the Office of Thrift Supervision.  Newport Bancorp must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must also obtain regulatory approval of the Office of Thrift Supervision prior to entering into certain activities and transactions.  As further described below under “The Dodd-Frank Act”, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the powers and duties of the Office of Thrift Supervision with respect to savings and loan and mutual

Index

holding companies will be transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) by July 21, 2011, unless extended by up to six months.  At that time, Newport Bancorp will be subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.  Newport Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Newport Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings associations, such as Newport Federal, will be transferred to the Office of the Comptroller of the Currency.  At that time, Newport Federal will be subject to the rules and regulations, as well as the supervision, of the Comptroller of the Currency.

Newport Federal must file reports with the Office of Thrift Supervision and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Office of Thrift Supervision and the FDIC conduct periodic examinations to test Newport Federal’s safety and soundness with various regulatory requirements.  Newport Federal is also regulated, to a lesser extent, by the Federal Reserve Board, which governs reserves to be maintained against deposits and other matters.  Newport Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which Newport Federal may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any future change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Comptroller of the Currency or Congress, could have a material adverse impact on Newport Bancorp, Newport Federal and their operations.

Set forth below is a brief description of certain regulatory requirements applicable to Newport Bancorp and Newport Federal.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not a complete description of such statutes and regulations and their effects on Newport Bancorp and Newport Federal.

The Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Newport Federal to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, such as Newport Bancorp, in addition to bank holding companies, which it currently regulates.   These capital requirements are substantially similar to the capital requirements currently applicable to Newport Federal, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies and savings and loan holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirements will become applicable.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage

Index

and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Newport Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for the Newport Federal and Newport Bancorp.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, such as Newport Federal, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends in the future.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Newport Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Newport Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Newport Federal, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet four minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio.

Index

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.  Newport Federal does not typically engage in asset sales.  At December 31, 2010, Newport Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Newport Federal was in compliance with its loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2010, Newport Federal satisfied the QTL test.

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

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Newport Federal.  Newport Bancorp is an affiliate of Newport Federal.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

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

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings banks pursuant to the Dodd-Frank Act.

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

Regulatory Guidance to Subprime Lending.  The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities.  The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution.  The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital.  As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities.  We do not offer subprime loans.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is generally placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

Index

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2010, Newport Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as Newport Federal. Deposit accounts in Newport Federal are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009.  In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.  On December 31, 2009, Newport Federal prepaid $1.5 million in estimated fees for 2010 through 2012.  During the year ended December 31, 2010, $420,000 of this prepaid expense was amortized into expense, representing 2010 actual assessments.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity, as opposed to total deposits.  In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.  Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.

Index

The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2010, Newport Federal paid $28,000 in fees related to the FICO.

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

Federal Home Loan Bank System.  Newport Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Newport Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Newport Federal was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 up until the fourth quarter of 2010, when they reintroduced a modest dividend payment.  In addition, the Federal Home Loan Bank of Boston declared a moratorium on excess stock repurchases in December 2008, which continues.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Newport Federal was in compliance with these reserve requirements.

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

Holding Company Regulation

General.  Newport Bancorp is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Newport Bancorp is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Newport Bancorp and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Unlike bank holding companies, federal savings and loan holding companies are not currently subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. Under present law, the business activities of Newport Bancorp is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and

Index

loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Newport Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  The Bank must notify the Office of Thrift Supervision thirty days before declaring any dividend to the Company.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Newport Federal to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Newport Bancorp, in addition to bank holding companies which it currently regulates.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  These capital requirements are substantially similar to the capital requirements currently applicable to Newport Federal, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirements will become applicable.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Newport Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Index

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends, respectively.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help stabilize the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities.  If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

Newport Federal faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and attract deposits.  Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, Newport Federal held approximately 11.71% of the deposits in Newport County, Rhode Island and approximately 2.47% of the deposits in Washington County, Rhode Island.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide.  Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Index

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

The Bank owns common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program.  As a result of losses, the FHLBB has not paid a dividend since the fourth quarter of 2008, which has decreased our earnings.  In addition, future dividend levels paid by the FHLBB may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.  Based on redemption provisions of the FHLBB common stock, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2010, no impairment has been recognized on the FHLBB common stock.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2010.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue	1964	12,000	N/A	Owned	$3,330
Newport, RI 02840

Branches:
165 East Main Road	1978	3,000	05/30/2020	Leased	$489
Middletown, RI 02842

1430 East Main Road	2009	6,754	N/A	Owned	$3,417
Portsmouth, RI 02871

121 Old Tower Hill Road	1996	3,000	05/14/2011	Leased	$264
Wakefield, RI 02879

2 Wilder Avenue (1)	2001	1,200	N/A	Owned	$472
Westerly, RI 02891

445 Liberty Street	2009	3,500	4/30/2029	Leased	$1,881
Stonington, CT 06379

18 Post Road (1)	2011	3,800	12/31/2041	Leased	$1,531
Westerly, RI 02891

 (1)  The Bank opened its new branch on 18 Post Road in Westerly in January, 2011, and closed its branch at 2 Wilder Avenue, Westerly at the same time.  Currently, the Bank plans to hold onto the 2 Wilder Avenue property and it is being used as a storage facility.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

	High	Low

2010:

First Quarter	$12.50	$11.24
Second Quarter	$12.25	$11.05
Third Quarter	$12.52	$11.35
Fourth Quarter	$12.14	$11.59

2009:

First Quarter	$11.96	$11.00
Second Quarter	$12.25	$11.00
Third Quarter	$12.99	$11.80
Fourth Quarter	$12.80	$11.08

Holders.

As of March 1, 2011, there were approximately 566 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III,  Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2010 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any of its outstanding shares of common stock during the three-month period ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2010	2009	2008
Performance Ratios:
Return on average assets	0.40%	0.16%	(0.22)%
Return on average equity	3.57	1.34	(1.47)
Interest rate spread (1)	3.50	2.95	2.76
Net interest margin (2)	3.72	3.27	3.32
Non-interest expense to average assets	3.02	2.99	3.29
Efficiency ratio (3)	78.41	85.97	90.08
Average interest-earning assets to average interest-bearing liabilities	112.22	114.07	121.01
Average equity to average assets	11.15	11.77	14.66

Capital Ratios (Bank Only):
Tangible capital	9.30	8.60	8.90
Leverage capital	9.30	8.60	8.90
Total risk-based capital	15.20	14.10	14.30

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	1.02	0.98	0.87
Allowance for loan losses as a percent of nonperforming loans	3,400.00	403.14	N/M
Net charge-offs to average outstanding loans during the period	0.21	0.01	0.01
Non-performing loans as a percent of total loans (4)	0.03	0.24	0.00

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains (losses) on sales of securities and impairment charges incurred.
(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of unadvanced funds.
N/M	Not meaningful because there were no nonperforming loans and, consequently, the denominator in the ratio was zero.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income.  Newport Federal’s primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that the Bank pays on deposits and borrowings.  Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts, loan servicing fees and income from bank-owned life insurance).  In some years, Newport Federal recognizes income from the sale of loans and securities.

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

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, charitable contributions, FDIC Deposit Insurance and semi-annual OTS assessments and other miscellaneous operating expenses.

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

Index

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges they are expected to reverse.  Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Balance Sheet Analysis

Overview.  During 2010, the Company’s assets decreased by $9.2 million, or 2.0%, to $449.7 million.  The majority of the decrease in assets was concentrated in cash and cash equivalents, which decreased by $10.0 million, and securities, which decreased by $4.1 million, partially offset by an increase of $4.6 million in net loans.  The decrease in securities was attributable to sales of securities available for sale and principal payments of mortgage-backed securities held to maturity, partially offset by purchases of mortgage-backed securities held to maturity.  The decrease in cash and cash equivalents resulted primarily from a $6.2 million decrease in Federal Home Loan Bank borrowings, a $896,000 decrease in deposit balances and the increase in net loans.

Loans.  Newport Federal’s primary lending activity is the origination of loans secured by real estate.  The Bank originates one-to-four family residential real estate loans, commercial real estate and multi-family real estate loans and home equity loans and lines of credit.  To a lesser extent, Newport Federal originates construction loans, commercial and consumer loans.  Net loans increased from $351.5 million at December 31, 2009 to $356.0 million at December 31, 2010, or 1.3%.  Net loans represented 79.18% of total assets at December 31, 2010.

Index

The largest segment of the Bank’s loan portfolio is one-to-four family residential real estate loans, which increased by $12.7 million in 2010.  One-to-four family loans totaled $203.9 million, which represented 56.5% of total loans at December 31, 2010, compared to $191.2 million, which represented 53.7% of total loans at December 31, 2009.  The Bank offers fixed and adjustable rate one-to-four family residential loans. At December 31, 2010, the Bank had $191.5 million in fixed rate and $12.4 million in adjustable rate one-to-four family loans.

Commercial real estate loans totaled $104.5 million and represented 29.0% of total loans at December 31, 2010, compared to $104.7 million, representing 29.4% of total loans at December 31, 2009.  Multi-family real estate loans totaled $22.5 million, or 6.2% of total loans at December 31, 2010, compared to $22.5 million, or 6.3% of total loans at December 31, 2009.  Construction loans totaled $4.9 million, representing 1.4% of total loans at December 31, 2010, compared to $9.7 million, representing 2.7% of total loans at December 31, 2009.

Home equity loans and lines of credit totaled $23.1 million, representing 6.4% of total loans at December 31, 2010, a decrease of $2.8 million from $25.9 million at December 31, 2009.

Commercial loans, which consist of loans not secured by real estate, totaled $1.6 million, representing 0.5% of total loans at December 31, 2010, compared to $1.9 million at December 31, 2009.  The Bank also originates consumer loans secured by automobiles or passbook or certificate accounts.  Consumer loans totaled $288,000 at December 31, 2010, compared to $223,000 at December 31, 2009.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
Residential
One-to-four family	$203,893	56.49%	$191,154	53.67%	$183,767	54.53%	$169,179	57.08%	$157,448	60.67%
Multi-family	22,540	6.25	22,535	6.33	17,379	5.16	9,494	3.20	9,360	3.61
Home equity loans and lines	23,112	6.40	25,891	7.27	30,425	9.03	30,934	10.44	29,275	11.28
Commercial	104,531	28.96	104,720	29.42	91,487	27.14	75,623	25.51	57,008	21.96
Construction	4,948	1.37	9,736	2.73	11,204	3.32	9,427	3.18	4,685	1.80
Total real estate loans	359,024	99.47	354,036	99.42	334,262	99.18	294,657	99.41	257,776	99.32

Commercial	1,638	0.45	1,885	0.52	2,145	0.64	1,296	0.44	642	0.25
Consumer	288	0.08	223	0.06	601	0.18	442	0.15	1,112	0.43
Total loans	360,950	100.00%	356,144	100.00%	337,008	100.00%	296,395	100.00%	259,530	100.00%

Allowance for losses	(3,672)		(3,467)		(2,924)		(2,399)		(1,973)
Net deferred loan fees	(1.229)		(1,178)		(1,055)		(912)		(791)
Loans, net	$356,049		$351,499		$333,029		$293,084		$256,766

Index

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family Residential Mortgage Loans	Multi-Family Mortgage Loans	Home Equity Loans & Lines	Commercial Mortgage Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$16	$-	$94	$5,098
More than one year to five years	2,933	3,508	3,684	18,058
More than five years to ten years	19,455	18,083	9,299	76,601
More than ten years to twenty years	59,051	729	10,035	4,526
More than twenty years	122,438	220	-	248
Total	$203,893	$22,540	$23,112	$104,531

	Construction Mortgage Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$2,024	$303	$189	$7,724
More than one year to five years	2,548	583	99	31,413
More than five years to ten years	376	752	-	124,566
More than ten years to twenty years	-	-	-	74,341
More than twenty years	-	-	-	122,906
Total	$4,948	$1,638	$288	$360,950

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Real estate mortgages:
Residential
One-to-four family	$191,460	$12,417	$203,877
Multi-family	4,236	18,304	22,540
Home equity loans and lines	10,374	12,644	23,018
Commercial	40,520	58,913	99,433
Construction	-	2,924	2,924
Commercial loans	752	583	1,335
Consumer loans	18	81	99
Total	$247,360	$105,866	$353,226

Index

Securities. The securities portfolio consists of the following:

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mutual funds	$-	$-	$6,388	$6,249	$6,651	$6,390

Securities held to maturity:
Mortgage-backed securities	$47,021	$49,314	$44,898	$46,940	$52,162	$54,198

All mortgage-backed securities are backed by residential mortgage loans and are issued by government-sponsored enterprises.  The Company had no investments in one issuer that had an aggregate book value in excess of 10% of our equity at December 31, 2010.

For the year ended December 31, 2010, proceeds from the sale of securities available for sale amounted to $6,275,000, which realized a gross loss of $267,000 and gross gains of $146,000.  For the year ended December 31, 2009, proceeds from the sale of securities available for sale amounted to $250,000, which realized gross gains of $10,000.  During the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $76,000 and $706,000, respectively, for the Bank’s holding in a mutual fund, which had invested in private-label mortgage-backed securities and U.S. Government Agency and government-sponsored agency securities.  All of the Company’s investments in mutual funds were sold in 2010.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2010.

	More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$47,021	4.49%	$47,021	4.49%

Index

Deposits.  Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits.  The Bank considers demand deposits, money market and savings accounts to be core deposits.  Deposits decreased $896,000, or 0.3%, for the year ended December 31, 2010.  The decrease in deposits in 2010 resulted from a $9.4 million, or 11.9%, decrease in time deposits, offset by an increase of $4.8 million, or 10.2%, in money market accounts, an increase of $2.9 million, or 11.0%, in savings accounts and an increase of $759,000, or 0.7%, in NOW/Demand accounts.  Time deposits represented 26.7% of the Company’s total deposit balances at December 31, 2010, compared to 30.2% at December 31, 2009.  NOW/Demand accounts represented 42.1% and 41.7% of the Company’s total deposit balances at December 31, 2010 and 2009, respectively.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

Noninterest-bearing demand deposits	$37,026	$34,520	$32,776
Interest-bearing demand deposits	72,842	74,589	57,982
Money market deposit accounts	51,778	46,991	39,540
Regular savings	29,728	26,793	25,591
Certificates of deposit	69,676	79,053	73,234

Total	$261,050	$261,946	$229,123

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000.  The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Three months or less	$4,799
Over three through six months	3,109
Over six through twelve months	6,192
Over twelve months	8,324
Total	$22,424

Borrowings.  Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

Federal Home Loan Bank advances decreased by $6.2 million to $135.2 million at December 31, 2010, due to excess liquidity available as borrowings matured.  Federal Home Loan Bank advances decreased by $4.0 million to $141.5 million during 2009.  During 2007 and 2008, the Bank borrowed $40.0 million using repurchase agreements.  These borrowings were used to help fund loan originations and to purchase securities held to maturity.  For additional information regarding our borrowings, see Note 7 to the notes to Consolidated Financial Statements included in this Annual Report.

Index

Results of Operations for the Years Ended December 31, 2010 and 2009

Overview.

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)

Net income	$1,800	$708
Return on average assets	0.40%	0.16%
Return on average equity	3.57%	1.34%
Average equity to average assets	11.15%	11.77%

Net income in 2010 was $1.8 million compared to $708,000 in 2009. The $1.7 million increase in the Bank’s net interest income and the $53,000 increase in non-interest income, partially offset by the $226,000 increase in non-interest expenses and the $63,000 increase in the tax provision, contributed to the increase in net income in 2010.  The $1.7 million increase in net interest income was primarily the result of an increase in the interest rate spread.  The $53,000 increase in non-interest income is primarily a result of an increase in fees earned on checking accounts and no impairment charge recorded on the Bank’s mutual fund holdings in 2010, compared to a $76,000 impairment charge recorded in 2009, partially offset by a $121,000 increase in net realized loss on sales of securities available for sale in 2010, compared to 2009.  The loss on sales of securities available for sale in 2010 is due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of other securities available for sale.  Non-interest expense for 2010 increased to $13.7 million from $13.5 million in 2009, an increase of 1.7%.  The increase in non-interest expense between the two years is attributable to an increase in salaries and employee benefits, occupancy and equipment expense, data processing fees, marketing expense and foreclosed real estate, offset by decreases in professional fees, FDIC insurance costs and other general and administrative costs.   The increase in salaries and benefits is primarily due to an increase in retirement and incentive compensation expenses, partially offset by a reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2009 compared to 2010. The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating and maintenance costs associated with the branches and with an increase in the number of checking accounts in 2010.  The decrease in FDIC insurance is due to the FDIC special assessment of $205,000 incurred in 2009.  Effective tax rates were 33.1% and 53.9% for 2010 and 2009, respectively.

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

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$350,613	$20,100	5.73%	$346,022	$20,287	5.86%	$313,126	$19,296	6.16%
Securities	47,260	2,383	5.04	55,054	2,709	4.92	40,778	2,079	5.10
Other interest-earning assets	8,992	23	0.26	10,043	12	0.12	9,467	269	2.84
Total interest-earning assets	406,865	22,506	5.53	411,119	23,008	5.60	363,371	21,644	5.96

Bank-owned life insurance	10,504			10,105			9,667
Noninterest-earning assets	35,340			28,329			19,549
Total assets	$452,709			$449,553			$392,587

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,972	850	1.16	$67,691	1,347	1.99	$43,333	983	2.27
Savings accounts	28,244	62	0.22	25,783	69	0.27	25,527	83	0.33
Money market accounts	49,958	494	0.99	44,517	694	1.56	34,655	1,004	2.90
Certificates of deposit	75,000	1,114	1.49	82,807	2,199	2.66	78,232	2,751	3.52
Total interest-bearing deposits	226,174	2,520	1.11	220,798	4,309	1.95	181,747	4,821	2.65

Borrowings	136,378	4,834	3.54	139,601	5,238	3.75	118,538	4,767	4.02
Total interest-bearing liabilities	362,552	7,354	2.03	360,399	9,547	2.65	300,285	9,588	3.19

Demand deposits	35,387			31,954			32,258
Noninterest-bearing liabilities	4,299			4,309			2,479
Total liabilities	402,238			396,662			335,022

Equity	50,471			52,891			57,565
Total liabilities and equity	$452,709			$449,553			$392,587

Net interest income		$15,152			$13,461			$12,056
Interest rate spread			3.50%			2.95%			2.77%
Net interest margin			3.72%			3.27%			3.32%
Average interest-earning assets to average interest-bearing liabilities			112.22%			114.07%			121.01%

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

	2010 Compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$267	$(454)	$(187)
Securities	(392)	66	(326)
Other interest-earning assets	(1)	12	11
Total interest-earning assets	(126)	(376)	(502)

Interest expense:
Deposits	103	(1,892)	(1,789)
Borrowings	(119)	(285)	(404)
Total interest-bearing liabilities	(16)	(2,177)	(2,193)
Change in net interest income	$(110)	$1,801	$1,691

Net Interest Income. Net interest income for the year ended December 31, 2010 was $15.2 million, compared to $13.5 million for year December 31, 2009, an increase of 12.6%.  The increase in net interest income during 2010 was primarily due to a decrease in expense from deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  The yield on interest-earning assets decreased to 5.53% in 2010 from 5.60% in 2009, a decrease of 7 basis points.  The cost of interest-bearing liabilities decreased to 2.03% in 2010 from 2.65% in 2009, a decrease of 62 basis points.  The average cost of interest-bearing deposits decreased by 84 basis points, as a result of the continued low interest rate environment in 2010.  With decreases in short-term market interest rates, customers have increasingly shown a preference for higher-yielding core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The average balance of borrowings decreased $3.2 million in 2010 and the low interest rate environment has also contributed towards the 21 basis points decrease in total cost of borrowings from 2009 to 2010.  When older and higher-cost borrowings matured, newer and lower-cost borrowings were purchased, which contributed towards the decrease in cost of borrowings in 2010. The Company’s interest rate spread increased 55 basis points to 3.50% at December 31, 2010 from 2.95% at December 31, 2009.

Provision for Loan Losses.  The loan loss provision for the years ended December 31, 2010 and December 31, 2009 was $956,000 and $593,000, respectively.  The provision increased primarily due to loan charge-offs and the impact of general economic conditions, including the slowing economy and decreasing housing prices on the Company’s loan portfolio.

Non-Interest Income.  The following table shows the components of non-interest income and the percentage changes from year to year.

	Years Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)

Customer service fees	$1,868	$1,740	7.4%
Gain (loss) on sale of available-for-sale securities	(121)	10	(1,310.0)
Impairment loss on available-for-sale securities	-	(76)	100.0
Bank-owned life insurance	387	400	(3.3)
Other	49	56	(12.5)
Total	$2,183	$2,130	2.5%

Index

Non-interest income for 2010 totaled $2.2 million, an increase of $53,000, or 2.5%, compared to 2009.  The increase in non-interest income is primarily due to higher fees earned on checking accounts and no impairment charge recorded in 2010, offset by the loss on sale of securities available for sale recorded in 2010.

Non-Interest Expense.  The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	Years Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)

Salaries and employee benefits	$7,651	$7,560	1.2%
Occupancy and equipment	1,873	1,798	4.2
Data processing	1,503	1,388	8.3
Professional fees	458	476	(3.8)
Marketing	959	898	6.8
Foreclosed real estate	64	-	-
FDIC insurance	459	597	(23.1)
All other	720	744	(3.2)
Total	$13,687	$13,461	1.7

Efficiency ratio	78.96%	85.92%	(8.1)%

Total  non-interest expenses for 2010 increased to $13.7 million from $13.5 million for 2009, an increase of 1.7%.  The increase between the two years is attributable to an increase in salaries and employee benefits, occupancy and equipment expense, data processing fees, marketing expense and foreclosed real estate, offset by decreases in professional fees, FDIC insurance costs and other general and administrative costs.   The increase in salaries and benefits is primarily due to an increase in retirement and incentive compensation expenses, partially offset by a reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2009 compared to 2010. The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating and maintenance costs associated with the branches and with an increase in the number of checking accounts in 2010.   Marketing costs were higher due to more marketing campaigns in 2010 than in 2009. The decrease in FDIC insurance is due to the FDIC special assessment of $205,000 incurred in 2009.

Income Tax Expense. The income tax expense for 2010 was $892,000 compared to the income tax expense of $829,000 for 2009.  The effective tax rates were 33.1% and 53.9% in 2010 and 2009, respectively.  The effective tax rate decrease is due primarily to an increase in the valuation reserve against the Company’s deferred tax assets in 2009 compared to a decrease in this valuation allowance in 2010. The effective tax rates in 2010 and 2009 also include the non-deductible compensation expense recorded for a portion of the incentive stock options, partially offset by non-taxable BOLI income.

The deferred tax assets applicable to loss carry forwards relating to the deduction for the donation to the charitable foundation in 2006 are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carry forward period.  At December 31, 2010, Newport Bancorp had recognized a valuation allowance of $868,000 against the deferred tax asset related to this loss carry forward.  In addition, securities available for sale that were previously impaired were sold in 2010, creating a capital loss carryover and a related valuation allowance of $304,000 at December 31, 2010.  For additional information regarding deferred tax assets, see Note 8 to the notes to Consolidated Financial Statements included in this Annual Report.

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

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family real estate	$108	$-	$-	$-	$-
Commercial real estate	-	860	-	908	-
Total	108	860	-	908	-

Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans	108	860	-	908	-

Real estate owned	100	-	-	-	-
Other nonperforming assets	-	-	-	-	-
Total nonperforming assets	$208	$860	$-	$908	$-

Total nonperforming loans to total loans	0.03%	0.24%	0.00%	0.31%	0.00%
Total nonperforming loans to total assets	0.02%	0.19%	0.00%	0.25%	0.00%
Total nonperforming assets to total assets	0.05%	0.19%	0.00%	0.25%	0.00%

Index

Gross interest income that would have been recorded for 2010 had nonaccruing loans been current according to their original terms, amounted to $3,000. The amount of interest income on such loans that was included in net income in 2010 was $32,000.

The Bank did not have any troubled debt restructurings at any of the dates presented.

Nonaccrual loans at December 31, 2010, consist of a one-to-four family residential mortgage and there is no loss expected on this loan.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

Special mention loans	$10,030	$6,242	$73
Substandard loans	3,204	4,570	-
Substandard securities	-	3,582	-
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$13,234	$14,394	$73

At December 31, 2010, loans classified as substandard, which the Company considers to be potential problem loans, consist of five commercial real estate mortgages and one one-to-four family residential mortgage.

Delinquencies.  The following table provides information about delinquencies under 90 days in our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate mortgage loans:
Residential
One-to-four family	$220	$-	$229	$-	$688	$118
Home equity loans and lines	-	-	146	-	-	-
Commercial	618	-	-	-	336	-
Total	$838	$-	$375	$-	$1,024	$118

Delinquent loans to total loans	0.23%	0.00%	0.11%	0.00%	0.31%	0.04%

Index

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

General Valuation Allowance on the Remainder of the Loan Portfolio.  Newport Federal establishes a general allowance for loans that are not impaired loans, to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan type and risk classification and assigning allowance percentages to each category.  The percentages are adjusted for significant changes in factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

At December 31, 2010 and 2009, the allowance for loan losses represented 1.02% and 0.98% of total loans, respectively.  No portion of the allowance was allocated to impaired loans at December 31, 2010 or 2009.  The allowance for loan losses increased from $3.5 million at December 31, 2009, to $3.7 million at December 31, 2010, or 5.9%.  The increase in 2010, was primarily due to the growth and changes in the composition of the loan portfolio and changes in economic conditions.  The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to additional general reserves provided for an increase in classified loans that, although currently performing, represent increased risk. The Bank currently does not originate sub-prime residential mortgage loans. There are $13.3 million of classified and criticized loans that are under watch by management.  Total classified and criticized loans consist of $3.3 million in the substandard category and $10.0 million in the special mention category.  The special mention category consists of $7.4 million of commercial real estate loans, $2.2 million of multi-family real estate loans, $398,000 of construction loans and one $61,000 commercial loan.  The substandard category consists of five commercial real estate loans totaling $3.1 million and one one-to-four family residential real estate loan totaling $92,000. Total classified and criticized loans represent 3.7% of the Company’s total gross loans.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$1,028	28.00%	56.49%	$956	27.57%	53.67%
Multi-family	377	10.27	6.25	338	9.75	6.33
Home equity loans and lines	173	4.71	6.40	142	4.10	7.27
Commercial	1,976	53.81	28.96	1,833	52.87	29.42
Construction	89	2.42	1.37	167	4.82	2.73
Commercial	25	0.68	0.45	28	0.81	0.52
Consumer	4	0.11	0.08	3	0.08	0.06
Total allowance for loan losses	$3,672	100.00%	100.00%	$3,467	100.00%	100.00%

	At December 31,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$916	31.33%	54.53%	$835	34.80%	57.08%
Multi-family	260	8.89	5.16	137	5.71	3.20
Home equity loans and lines	167	5.71	9.03	170	7.09	10.44
Commercial	1,372	46.92	27.14	1,096	45.69	25.51
Construction	168	5.75	3.32	136	5.67	3.18
Commercial	32	1.09	0.64	19	0.79	0.44
Consumer	9	0.31	0.18	6	0.25	0.15
Total allowance for loan losses	$2,924	100.00%	100.00%	$2,399	100.00%	100.00%

	At December 31,
	2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$787	39.89%	60.67%
Multi-family	121	6.13	3.61
Home equity loans and lines	241	12.21	11.28
Commercial	741	37.56	21.96
Construction	61	3.09	1.80
Commercial	8	0.41	0.25
Consumer	14	0.71	0.43
Total allowance for loan losses	$1,973	100.00%	100.00%

Index

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$3,467	$2,924	$2,399	$1,973	$1,853
Provision for loan losses	956	593	568	426	120
Charge offs:
Real estate mortgage:
Residential
One-to-four family	-	-	-	-	-
Multi-family	170	-	-	-	-
Home equity loans and lines	124	50	40	-	-
Commercial	469	-	-	-	-
Commercial loans	6	-	-	-	-
Consumer loans	3	-	7	-	-
Total charge-offs	772	50	47	-	-

Recoveries:
Real estate mortgage:
Residential
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines	21	-	-	-	-
Commercial	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	4	-	-
Total recoveries	21	-	4	-	-
Net charge-offs	751	50	43	-	-

Balance at end of year	$3,672	$3,467	$2,924	$2,399	$1,973

Net charge-offs to average loans outstanding during the year	0.22%	0.01%	0.01%	0.00%	0.00%

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

Index

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

The following table presents the change in the net portfolio value at September 30, 2010 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at December 31, 2010 is consistent with the table below.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

300	$36,505	$-19,446	-35	8.17%	-354
200	44,777	-11,174	-20	9.77	-391
100	51,671	-4,280	-8	11.01	-69
50	54,031	-1,920	-3	11.40	-31
0	55,951	0	0	11.71	0
(50)	56,386	435	1	11.73	2
(100)	56,956	1,005	2	11.79	8

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

Index

The table below sets forth, as of November 30, 2010, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Bank expects that its percentage change in estimated net interest income over the next 12 months and from months 13-24 at December 31, 2010 is consistent with the table below.

	% Change in Estimated Net Interest Income Over the Next 12 Months	% Change in Estimated Net Interest Income Over Months 13-24
200 basis point increase in rates	(0.6)%	(4.4)%
Flat interest rates	0.0%	(0.2)%
100 basis point decrease in rates	0.6%	(1.9)%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 0.6% over a 12-month horizon, and decrease net interest income by 4.4% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 BP and an increase in money market rates of 150 basis points.  These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 0.6% over the 12 month horizon and a decrease of 1.9% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 30-50 BP, savings rates decreasing 20-33 BP and a decrease in money market rates of 100 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

Index

The table below shows Newport Bancorp’s interest rate sensitivity gap position at December 31, 2010, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have an annual rate of withdrawal (decay rate) of 10%.

	At December 31, 2010
	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,723	$7,195	$9,587	$14,630	$321,815	$360,950
Securities	-	27	-	-	46,994	47,021
Short-term investments	1,181	-	-	-	-	1,181
Total interest-earning assets	8,904	7,222	9,587	14,630	368,809	409,152

Interest-bearing liabilities:
Savings deposits	2,973	2,675	2,408	2,168	19,504	29,728
Money market deposits	5,178	4,660	4,194	3,774	33,972	51,778
Interest-bearing demand deposits	10,987	9,888	8,899	8,009	72,085	109,868
Certificates of deposits	48,216	10,343	1,707	203	9,207	69,676
Borrowings	86,566	11,170	7,000	10,500	20,000	135,236
Total interest-bearing liabilities	153,920	38,736	24,208	24,654	154,768	396,286
Interest rate sensitivity gap	$(145,016)	$(31,514)	$(14,621)	$(10,024)	$214,041	$12,866

Interest rate sensitivity gap as a % of total assets	(32.25%)	(7.01%)	(3.25%)	(2.23%)	47.60%

Cum. interest rate sensitivity gap	$(145,016)	$(176,530)	$(191,151)	$(201,175)	$12,866

Cum. interest rate sensitivity gap as a % of total assets	(32.25%)	(39.26%)	(42.51%)	(44.74%)	2.86%

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

The most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on the operating, financing, lending and investing activities during any given period.  At December 31, 2010, cash and cash equivalents totaled $9.4 million.  At December 31, 2010, we had the ability to borrow a total of approximately $48.0 million of additional advances from the Federal Home Loan Bank of Boston.  On December 31, 2010, we had $95.2 million of advances outstanding.

At December 31, 2010, the Bank had $23.8 million in loan commitments outstanding, which consisted of $2.6 million of real estate loan commitments, $15.1 million in unused home equity lines of credit, $2.5 million in construction loan commitments and $3.6 million in commercial lines of credit commitments.  Certificates of deposit due within one year of December 31, 2010 totaled $48.2 million, or 69.0% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011.  The Bank believes,

Index

however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank.  Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Resources.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2010. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Newport Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to

Index

attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on May 19, 2011 (the “Proxy Statement”).

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

Index

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	487,834	$12.50	-

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	487,834	$12.50	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
10.7
Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)

10.8
Form of Supplemental Director Retirement Agreements between Newport Federal Savings Bank and Peter W. Rector, William R. Harvey, Donald N. Kaull, Robert S. Lazar, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)

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

NEWPORT BANCORP, INC.

Date: March 18, 2011	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer	March 18, 2011
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and	March 18, 2011
Bruce A. Walsh	Chief Financial Officer
(principal accounting and
financial officer)

/s/ Peter T. Crowley	Director	March 18, 2011
Peter T. Crowley

/s/ William R. Harvey	Director	March 18, 2011
William R. Harvey

/s/ Michael J. Hayes	Director	March 18, 2011
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 18, 2011
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 18, 2011
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 18, 2011
Robert S. Lazar

Index

Name	Title	Date

/s/ Arthur P. Macauley	Director	March 18, 2011
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 18, 2011
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 18, 2011
Kathleen A. Nealon

/s/ Alicia S. Quirk	Director	March 18, 2011
Alicia S. Quirk

/s/ Peter W. Rector	Director	March 18, 2011
Peter W. Rector

/s/ Barbara Saccucci Radebach	Director	March 18, 2011
Barbara Saccucci Radebach

Index

Newport Bancorp, Inc.
Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Newport Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 17, 2011

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2010 and 2009

Assets
	2010	2009
	(In thousands)

Cash and due from banks	$8,194	$7,618
Short-term investments	1,181	11,750
Cash and cash equivalents	9,375	19,368
Securities available for sale, at fair value	-	6,249
Securities held to maturity, at amortized cost	47,021	44,898
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	359,721	354,966
Allowance for loan losses	(3,672)	(3,467)
Loans, net	356,049	351,499
Premises and equipment, net	14,477	13,393
Accrued interest receivable	1,413	1,478
Net deferred tax asset	2,600	2,538
Bank-owned life insurance	10,705	10,318
Foreclosed real estate	100	-
Prepaid FDIC insurance	1,052	1,472
Other assets	1,163	1,936
Total assets	$449,685	$458,879

Liabilities and Stockholders' Equity

Deposits	$261,050	$261,946
Short-term borrowings	3,000	-
Long-term borrowings	132,236	141,468
Accrued expenses and other liabilities	3,696	4,074
Total liabilities	399,982	407,488
Commitments and contingencies (Notes 5, 10 and 11)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares
authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,435	50,504
Retained earnings	18,832	17,032
Unearned compensation (338,030 and 402,975 shares
at December 31, 2010 and 2009, respectively)	(2,864)	(3,465)
Treasury stock (1,389,572 and 1,048,172 shares at
at December 31, 2010 and 2009, respectively)	(16,749)	(12,590)
Accumulated other comprehensive loss	-	(139)
Total stockholders' equity	49,703	51,391
Total liabilities and stockholders' equity	$449,685	$458,879

See accompanying notes to consolidated financial statements.

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$20,100	$20,287
Securities	2,383	2,709
Other interest-earning assets	23	12
Total interest and dividend income	22,506	23,008

Interest expense:
Deposits	2,520	4,309
Short-term borrowings	2	9
Long-term borrowings	4,832	5,229
Total interest expense	7,354	9,547

Net interest income	15,152	13,461
Provision for loan losses	956	593
Net interest income, after provision
for loan losses	14,196	12,868

Non-interest income:
Customer service fees	1,868	1,740
Impairment loss on securities available for sale	-	(76)
Net gain (loss) on sale of securities available for sale	(121)	10
Bank-owned life insurance	387	400
Miscellaneous	49	56
Total non-interest income	2,183	2,130

Non-interest expenses:
Salaries and employee benefits	7,651	7,560
Occupancy and equipment	1,873	1,798
Data processing	1,503	1,388
Professional fees	458	476
Marketing	959	898
Foreclosed real estate	64	-
FDIC insurance	459	597
Other general and administrative	720	744
Total non-interest expenses	13,687	13,461

Income before income taxes	2,692	1,537

Provision for income taxes	892	829
Net income	$1,800	$708

Weighted average shares outstanding:
Basic	3,458,212	3,847,009
Diluted	3,458,212	3,847,009
Earnings per share:
Basic	$0.52	$0.18
Diluted	$0.52	$0.18

See accompanying notes to consolidated financial statements.

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2010 and 2009

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Total
	(Dollars in thousands)
Balance at December 31, 2008	4,878,349	$49	$50,438	$16,324	$(4,294)	$(7,943)	$(261)	$54,313
Comprehensive income:
Net income	-	-	-	708	-	-	-	708
Net unrealized gain on securities available for sale,
net of reclassification adjustment of $66,000	-	-	-	-	-	-	122	122
Total comprehensive income								830
Share-based compensation - restricted stock	-	-	-	-	567	-	-	567
Share-based compensation - options	-	-	490	-	-	-	-	490
Release of ESOP shares (26,018 shares)	-	-	45	-	260	-	-	305
Issuance of treasury stock in connection with
restricted stock plan (38,927 shares)	-	-	(467)	-	-	467	-	-
Forfeiture of restricted stock (400 shares)	-	-	(2)	-	2	-	-	-
Purchase of treasury shares (431,164 shares)	-	-	-	-	-	(5,114)	-	(5,114)
Balance at December 31, 2009	4,878,349	49	50,504	17,032	(3,465)	(12,590)	(139)	51,391
Comprehensive income:
Net income	-	-	-	1,800	-	-	-	1,800
Net unrealized gain on securities available for sale,
net of reclassification adjustment of $121,000	-	-	-	-	-	-	139	139
Total comprehensive income								1,939
Share-based compensation - restricted stock	-	-	-	-	341	-	-	341
Share-based compensation - options	-	-	350	-	-	-	-	350
Release of ESOP shares (26,018 shares)	-	-	50	-	260	-	-	310
Issuance of treasury stock in connection with
restricted stock plan (38,927 shares)	-	-	(469)	-	-	469	-	-
Purchase of treasury shares (380,327 shares)	-	-	-	-	-	(4,628)	-	(4,628)

Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$-	$49,703

See accompanying notes to consolidated financial statements.

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$1,800	$708
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	956	593
Accretion of securities held to maturity	(199)	(102)
Net loss (gain) on sale of securities available for sale	121	(10)
Impairment loss on securities available for sale	-	76
Loss on sale of foreclosed real estate	17	-
Amortization of net deferred loan fees	(416)	(281)
Depreciation and amortization of premises
and equipment	849	808
Share-based compensation and ESOP allocation	1,001	1,362
Deferred income tax benefit	(62)	(196)
Income from bank-owned life insurance	(387)	(400)
Net change in:
Accrued interest receivable	65	(49)
Prepaid FDIC insurance	420	(1,472)
Other assets	773	(814)
Accrued expenses and other liabilities	(378)	613
Net cash provided by operating activities	4,560	836

Cash flows from investing activities:
Proceeds from sales of securities available for sale	6,275	250
Purchase of securities held to maturity	(15,767)	(2,957)
Reinvested dividends on mutual funds	(8)	(53)
Principal payments received on securities held to maturity	13,843	10,323
Purchase of Federal Home Loan Bank stock	-	(174)
Loan originations, net of principal payments	(5,315)	(18,782)
Proceeds from sale of foreclosed real estate	108	-
Additions to premises and equipment	(1,933)	(4,271)
Proceeds from sales of premises and equipment	-	792
Net cash used by investing activities	(2,797)	(14,872)

(continued)
See accompanying notes to consolidated financial statements.

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands)

Cash flows from financing activities:
Net (decrease) increase in deposits	(896)	32,823
Net increase (decrease) in borrowings with
maturities of three months or less	3,000	(4,000)
Proceeds from borrowings with maturities in
excess of three months	8,000	11,500
Repayment of borrowings with maturities in
excess of three months	(17,232)	(11,470)
Purchase of treasury stock	(4,628)	(5,114)
Net cash (used) provided by financing activities	(11,756)	23,739

Net change in cash and cash equivalents	(9,993)	9,703

Cash and cash equivalents at beginning of year	19,368	9,665

Cash and cash equivalents at end of year	$9,375	$19,368

Supplemental cash flow information:
Interest paid on deposit accounts	$2,606	$4,274
Interest paid on borrowings	4,874	5,274
Income taxes paid, net of refunds	1,166	1,102
Transfers from loans to foreclosed real estate	225	-

See accompanying notes to consolidated financial statements.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Newport Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank”).  The Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services to individuals and small businesses through its offices in Newport and Washington County, Rhode Island and Stonington Connecticut.  Its primary deposit products are savings, checking and term certificate accounts, and its primary lending products are residential and commercial mortgage loans.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

Securities (concluded)

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.  OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2010, no impairment has been recognized.

Loans

The Company’s loan portfolio includes residential mortgage, commercial mortgage, construction, commercial and consumer segments.  Residential real estate loans include classes for one-to-four family, multi-family and home equity loans and equity lines of credit.  The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio consists of mortgage loans in Newport and Washington County, Rhode Island.  The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (continued)

The allowance consists of general and allocated loss components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions; and risk ratings assigned to loans.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage loans – The Company generally does not originate loans with a loan-to-value ratio greater than 95 percent and does not grant subprime loans.  Loans with loan-to-value ratios in excess of 80 percent generally require private mortgage insurance.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial mortgage loans – Loans in this segment are primarily income-producing properties throughout Newport and Washington County, Rhode Island, and to a lesser extent, other cities and towns in Rhode Island, Connecticut and Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.  In addition, for owner-occupied commercial real estate loans, repayment is expected from the cash flows of the owner’s business.  A weakened economy will have an effect on the credit quality of this segment.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (continued)

General component (concluded)

Construction loans – The Company originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans – The Company offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts.  Repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value, if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (concluded)

Allocated component (concluded)

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Transfers of Financial Assets

Transfers of an entire asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in cash surrender value are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

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

The Company does not have any uncertain tax positions at December 31, 2010 that require accrual or disclosure.  The Company records interest and penalties as part of the income tax provision.  No interest and penalties were recorded for the years ended December 31, 2010 and 2009.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (concluded)

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

Earnings Per Share

Basic earnings per share (“EPS”) represents net income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted EPS reflects additional common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (stock options and unvested restricted stock with forfeitable dividend rights) were issued during the period.  Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2010	2009
	(In thousands)

Net income applicable to common stock	$1,800	$708

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,254)	(878)
Less: Weighted average unallocated ESOP shares	(273)	(299)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	107	146
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,458	3,847

Effect of dilutive common stock equivalents	-	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,458	3,847

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Earnings Per Share (concluded)

Options for 487,834 and 437,900 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the years ended December 31, 2010 and 2009, respectively.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.  There was no tax benefit available on the unrealized losses on the securities available for sale as the losses represented capital losses for which the Company had no capital gain history to offset such losses.

Recent Accounting Pronouncement

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses.  The Company adopted this Update at December 31, 2010 for the disclosures required as of the end of a reporting period.  The disclosures about activity that occurs during a reporting period are effective for the Company beginning in the quarter ending March 31, 2011.

2.           RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2010 and 2009, these reserve balances amounted to $6,410,000 and $6,278,000, respectively.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

3.           SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	$47,021	$2,300	$(7)	$49,314

December 31, 2009

Securities Available for Sale
Mutual funds - bond funds	$6,388	$104	$(243)	$6,249

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	$44,898	$2,076	$(34)	$46,940

At December 31, 2010 and 2009, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 7).

For the year ended December 31, 2010, proceeds from the sale of securities available for sale amounted to $6,275,000, which realized a gross loss of $267,000 and gross gains of $146,000.  For the year ended December 31, 2009, proceeds from the sale of securities available for sale amounted to $250,000, which realized gross gains of $10,000.

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
	(In thousands)
December 31, 2010

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	$7	$9,785	$-	$-

December 31, 2009

Securities Available for Sale
Mutual funds - bond funds	$-	$-	$243	$1,846

Securities Held to Maturity
Government-sponsored
enterprise residential
mortgage-backed securities	34	2,862	-	-
Total temporarily
impaired securities	$34	$2,862	$243	$1,846

At December 31, 2010, one mortgage-backed security had an unrealized loss with aggregate depreciation of 0.1% from the Company’s amortized cost basis.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

4.           LOANS

A summary of the balances of loans follows:

	December 31,
	2010	2009
	(In thousands)
Mortgage loans:
Residential:
One-to-four family	$203,893	$191,154
Multi-family	22,540	22,535
Equity loans and lines of credit	23,112	25,891
Commercial	104,531	104,720
Construction	4,948	9,736
	359,024	354,036
Commercial loans	1,638	1,885
Consumer loans	288	223
Total loans	360,950	356,144

Less: Allowance for loan losses	(3,672)	(3,467)
Net deferred loan fees	(1,229)	(1,178)

Loans, net	$356,049	$351,499

Loans sold and serviced for others amounted to $6,509,000 and $9,518,000 at December 31, 2010 and 2009, respectively, and have been sold without recourse.

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$3,467	$2,924
Provision for loan losses	956	593
Loans charged-off	(772)	(50)
Recoveries of loans previously charged-off	21	-

Balance at end of year	$3,672	$3,467

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2010 follows:

	Residential Mortgages	Commercial Mortgages	Construction	Commercial	Consumer	Total
	(In thousands)

Amount of allowance for
loan losses for loans
deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for
loan losses for loans not
deemed to be impaired	1,578	1,976	89	25	4	3,672

Loans deemed to be impaired
as of December 31, 2010	108	-	-	-	-	108

Loans not deemed to be impaired
as of December 31, 2010	249,437	104,531	4,948	1,638	288	360,842

The following is a summary of past due and non-accrual loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Loans on Non-accrual
	(In thousands)

Residential mortgages:
One-to-four family	$220	$-	$108	$328	$108
Multi-family	-	-	-	-	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	618	-	-	618	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$838	$-	$108	$946	$108

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

At December 31, 2010 and 2009, the recorded investment and unpaid principal balance of both non-accrual and impaired loans amounted to $108,000 and $860,000, respectively, representing one residential real estate loan and one commercial real estate loan, respectively.  There was no related valuation allowance at December 31, 2010 or 2009.  There were no additional funds committed to be advanced in connection with impaired loans.  For the years ended December 31, 2010 and 2009, the average recorded investment in impaired loans amounted to $980,000 and $72,000, respectively.  There was $32,000 of interest income recognized on impaired loans on the cash basis during 2010.  The Company recognized no interest income on impaired loans during 2009.  At December 31, 2010 and 2009, there were no loans greater than ninety days past due and still accruing interest.

Credit Quality Information:

The Company utilizes a nine grade internal loan rating system for multi-family mortgages, commercial mortgages, construction mortgages and commercial loans as follows:

Loans rated 1 – 4: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5: Loans in this category are considered “watch” loans.  Loans classified as watch are pass rated loans that management is monitoring more closely but remain acceptable credit.

Loans rated 6: Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7: Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8: Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (concluded)

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all multi-family residential real estate, commercial real estate, construction and commercial loans. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its review process.

The following table presents the Company’s loans by risk rating at December 31, 2010:

	Multi-family	Commercial		Commercial
	Mortgages	Mortgages	Construction	Loans
	(In thousands)

Loans rated 1-4	$18,271	$80,961	$1,168	$1,577
Loans rated 5	2,053	13,103	3,382	-
Loans rated 6	2,216	7,355	398	61
Loans rated 7	-	3,112	-	-
Loans rated 8	-	-	-	-
Loans rated 9	-	-	-	-

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit.  On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary.  At December 31, 2010, one residential mortgage loan was rated substandard and amounted to $92,000.  All other residential real estate and equity loans and lines of credit were classified as pass at December 31, 2010.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

5.            PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2010	2009	Useful Life
	(In thousands)

Land	$3,093	$3,093	N/A
Building and improvements	10,019	8,254	20-40 years
Leasehold improvements	1,244	3,009	10-20 years
Furniture, fixtures and equipment	3,148	3,254	3-10 years
Construction in progress	1,733	35	N/A
	19,237	17,645
Less accumulated depreciation
and amortization	(4,760)	(4,252)

	$14,477	$13,393

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $849,000 and $808,000, respectively.

At December 31, 2010 and 2009, construction in progress primarily represented costs incurred to date in connection with the re-location of the Westerly, Rhode Island branch, and renovations to the branch office in Wakefield, Rhode Island, which were completed in January 2011.  At December 31, 2010, commitments for construction in progress amounted to $360,000.

6.            DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2010	2009
	(In thousands)

Demand	$37,026	$34,520
NOW	72,842	74,589
Money market	51,778	46,991
Regular	29,728	26,793
Total non-certificate accounts	191,374	182,893

Term deposit certificates	69,676	79,053

Total deposits	$261,050	$261,946

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

DEPOSITS (concluded)

The aggregate amount of time deposit accounts with balances of $100,000 or more amounted to $22,424,000 and $27,392,000 at December 31, 2010 and 2009, respectively.  There were no brokered deposits at December 31, 2010.  Brokered deposits at December 31, 2009 amounted to $1,300,000 and are included in term deposit certificates.

A summary of certificate accounts is as follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing in:
2010	$-	-%	$72,569	1.66%
2011	48,216	1.00	3,592	3.25
2012	10,343	1.65	2,208	3.16
2013	1,707	2.32	618	3.35
2014	203	2.35	66	1.84
2015	9,207	3.00	-	-

	$69,676	1.39%	$79,053	1.79%

7.             BORROWINGS

Short-term Borrowings

At December 31, 2010, short-term borrowings consisted of FHLB advances, which mature within one year at a weighted average rate of 0.32%.  There were no short-term borrowings at December 31, 2009.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2010 and 2009, this line of credit amounted to $3,000,000 and there were no amounts outstanding.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

BORROWINGS (continued)

Long-term Borrowings

FHLB Advances:

Long-term borrowings include the following FHLB advances:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2010	$-	-%	$17,000	4.44%
2011	8,566	3.54	17,644	3.79
2012	11,170	4.61	14,324	4.76
2013*	23,500	3.22	23,500	3.22
2014	10,500	3.37	10,500	3.37
2015	20,000	3.37	-	-
Thereafter*	18,500	3.81	18,500	3.81

	$92,236	3.59%	$101,468	3.86%

* At December 31, 2010, includes advances callable by the FHLB within one year aggregating $35,000,000 with a weighted average rate of 3.34%.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At December 31, 2010 and 2009, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $204,031,000 and $198,886,000, respectively.

Repurchase Agreements:

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%.  This agreement matures in November 2013 and is callable on a quarterly basis.

During 2007, the Company entered into a repurchase agreement for $25,000,000 at a rate of 3.36%, subject to adjustment if 3-month LIBOR exceeds 5.05%.  In November 2009 the rate became fixed at 3.36%.  This agreement matures in November 2012 and is callable on a quarterly basis.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

BORROWINGS (concluded)

Long-term Borrowings (concluded)

The amount of securities collateralizing these repurchase agreements remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Mortgage-backed securities pledged to secure these agreements have a carrying value of $46,994,000 and $44,865,000 and a fair value of $49,283,000 and $46,902,000 at December 31, 2010 and 2009, respectively.

8.             INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Current tax provision:
Federal	$953	$903
State	1	122
	954	1,025
Deferred tax benefit:
Federal	(70)	(420)
State	45	(3)
	(25)	(423)
Change in valuation allowance	(37)	227
	(62)	(196)

Total tax provision	$892	$829

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax provision and the actual income tax provision are summarized as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Statutory tax provision at 34%	$915	$523
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	30	56
Change in valuation allowance	(37)	227
Bank-owned life insurance	(131)	(136)
Share-based compensation and ESOP Plan	91	120
Other	24	39

Total tax provision	$892	$829

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax asset:
Federal	$3,676	$3,605
State	226	272
	3,902	3,877
Valuation allowance	(1,172)	(1,209)
	2,730	2,668
Deferred tax liability:
Federal	(130)	(130)

Net deferred tax asset	$2,600	$2,538

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2010	2009
	(In thousands)

Allowance for loan losses	$1,118	$1,048
Depreciation and amortization	54	54
Net deferred loan fees	418	401
Charitable contribution carryover	965	1,171
Stock options and awards	464	451
Employee benefit plans	434	339
Impairment loss on securities available for sale	-	266
Capital loss carryover	304	-
Other, net	15	17
	3,772	3,747
Valuation allowance	(1,172)	(1,209)

Net deferred tax asset	$2,600	$2,538

At December 31, 2009, the Company has a charitable contribution carryforward in the amount of $2,416,000, which will expire in 2011, if not fully utilized.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $868,000, $943,000 and $742,000 was required at December 31, 2010, 2009 and 2008, respectively, due to the limitation of the charitable contribution deduction.  In addition, as a result of impairment losses on securities available for sale, a valuation allowance of $266,000 and $240,000 was required at December 31, 2009 and 2008, respectively.  The related impaired securities were sold in 2010, creating a capital loss carryover and a related valuation allowance of $304,000 was required at December 31, 2010 as a result of the capital loss carryover.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2007 are open.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Bank met all capital adequacy requirements to which it was subject.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

STOCKHOLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010

Total capital to risk weighted assets	$45,265	15.2%	$23,838	8.0%	$29,797	10.0%

Tier 1 capital to risk weighted assets	41,654	14.0	11,919	4.0	17,848	6.0

Tier 1 capital to adjusted total assets	41,654	9.3	17,964	4.0	22,455	5.0

Tangible capital to adjusted total assets	41,654	9.3	6,737	1.5	N/A	N/A

December 31, 2009

Total capital to risk weighted assets	$42,967	14.1%	$24,397	8.0%	$30,497	10.0%

Tier 1 capital to risk weighted assets	39,561	13.0	12,199	4.0	18,298	6.0

Tier 1 capital to adjusted total assets	39,561	8.6	18,299	4.0	22,873	5.0

Tangible capital to adjusted total assets	39,561	8.6	6,862	1.5	N/A	N/A

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

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

STOCKHOLDERS’ EQUITY (concluded)

Other Capital Restrictions (concluded)

At December 31, 2010 and 2009, the Bank’s retained net income available for the payment of dividends was $1,826,000 and $1,168,000, respectively.  Accordingly, $39,828,000 and $38,393,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, funds available for loans or advances by the Bank to the Company amounted to $2,198,000 and $2,034,000, respectively.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Conversion, the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.  At December 31, 2010, the balance remaining in the liquidation account amounted to $10,504,000.

10.           EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank is a participant in the defined benefit plan of the Financial Institutions Retirement Fund.  The Plan is a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank.  Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one consecutive twelve-month period, beginning with such employee’s date of employment, automatically becomes a participant in the Plan.  Participants become vested after completion of five years of service measured from their date of hire.  Pension expense under this Plan amounted to $436,000 and $273,000 for the years ended December 31, 2010 and 2009, respectively.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws.  Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan.  The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%. The Bank’s total contribution for the years ended December 31, 2010 and 2009 amounted to $268,000 and $174,000, respectively.

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance.  The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee.  Incentive compensation expense for the years ended December 31, 2010 and 2009 amounted to $351,000 and $210,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank has a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan.  The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements.  The related expense for the years ended December 31, 2010 and 2009 amounted to $143,000 and $228,000, respectively.

In addition, the Bank has a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan.  The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2010 and 2009 amounted to $39,000 and $44,000, respectively.

The accrued liability for these Plans is included in accrued expenses and other liabilities on the consolidated balance sheets and amounted to $1,273,000 and $1,094,000 at December 31, 2010 and 2009, respectively.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company.  The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  The Company recognized related expense for the years ended December 31, 2010 and 2009 of $45,000 and $29,000, respectively.

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

At December 31, 2010, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2011	$201
2012	218
2013	236
2014	255
2015	276
Thereafter	1,765

$2,951

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

Shares held by the ESOP include the following:

	December 31,
	2010	2009

Allocated	102,432	78,054
Committed to be allocated	26,018	26,018
Unallocated	260,178	286,196

	388,628	390,268

The fair value of unallocated ESOP shares was $3,122,000 and $3,506,000 at December 31, 2010 and 2009, respectively.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total compensation expense recognized in connection with the ESOP was $310,000 and $305,000 for the years ended December 31, 2010 and 2009, respectively.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based Compensation Plans

In accordance with the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), the Company awarded 437,900 stock options and 195,133 shares of restricted stock to eligible participants on October 1, 2007.  The 2007 Plan provides for total awards of 487,834 stock options and 195,133 shares of restricted stock, which left 49,934 stock options available for future awards.  On January 4, 2010, the Company issued the 49,934 remaining stock options to eligible participants. The shares of common stock underlying any awards that are forfeited, cancelled or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.  The exercise price of options granted under the plan is equal to the market value of the underlying common stock on the date of grant.  Stock options and restricted stock granted under the 2007 Plan vest over five years, with the exception of the options granted in 2010, which vest over three years.  The stock options expire no later than ten years from the date of grant.  Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest.

The fair value of the stock options granted in 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividends	0.0%
Expected term	6 years
Expected volatility	28.26%
Risk-free interest rate	1.35%

The expected volatility is based on historical volatility.  The risk-free interest rate is consistent with the expected term of the awards and is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based on the average of the vesting period and the full term of the option.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based Compensation Plans (continued)

The following table presents the activity for the 2007 Plan as of and for the year ended December 31, 2010:

					Non-vested
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year	437,900	$12.53	6.75	$-	116,779	$12.53
Granted	49,934	12.25	9.00	-	-	-
Vesting of restricted stock	-	-	-	-	(38,927)	12.53
Cancelled (forfeited and expired)	-	-	-	-	-	-

Outstanding at end of year	487,834	$12.50	6.98	$-	77,852	$12.53

Options exercisable at
end of year	279,385	$12.51	6.88	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.00 as of December 31, 2010 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of December 31, 2010, therefore the options have no intrinsic value.  The weighted-average grant date fair value of options granted during the year ended December 31, 2010 was $3.69.  There were no stock options granted during the year ended December 31, 2009.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Share-based Compensation Plans (concluded)

For the years ended December 31, 2010 and 2009, the Company recognized compensation cost for stock options of $350,000 and $490,000, respectively, with a related tax benefit of $28,000 and $47,000, respectively.  For the years ended December 31, 2010 and 2009, the Company recognized compensation cost for restricted stock awards of $341,000 and $567,000, respectively, with a related tax benefit of $116,000 and $192,000, respectively.  The Company is employing an accelerated method of expense recognition for options and restricted stock awards awarded in 2007 and the straight line method for options awarded in 2010.  The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2011	2012	2013	Total
	(In thousands)

Stock options	$225	$125	$6	$356
Restricted stock	189	73	-	262

	$414	$198	$6	$618

11.           OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding commitments and contingencies which are not reflected in the accompanying financial statements.

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (continued)

Loan Commitments (concluded)

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009
	(In thousands)

Commitments to grant loans	$2,555	$2,867
Unadvanced funds on equity lines of credit	15,143	14,479
Unadvanced funds on construction loans	2,510	4,433
Unadvanced funds on commercial lines of credit	3,602	3,810

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis and the commitments are generally collateralized by real estate, except for commercial lines of credit which are generally secured by business assets or are unsecured.

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to premises, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)

2011	$325
2012	348
2013	348
2014	362
2015	349
Thereafter	5,300

$7,032

The leases contain options to extend for periods from five to fifty years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2010 and 2009 amounted to $249,000 and $178,000, respectively.

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

12.           RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates.  Activity is as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$5,582	$5,205
Originations	362	1,287
Principal payments	(751)	(910)

Balance at end of year	$5,193	$5,582

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

13.           FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Securities available for sale:  All fair value measurements are obtained from a third party pricing service and are not adjusted by management.  Fair values are based on the net asset values (“NAV”) of the mutual funds.  The NAV is determined based on the fair values of the individual securities within the fund divided by the number of shares outstanding.  The funds’ debt securities are valued at market quotations obtained from independent pricing services, or, for certain securities, a fixed income pricing methodology using factors such as 1) information obtained with respect to market transactions in such securities or comparable securities; (2) the price and extent of public trading in similar securities of the issuer or comparable securities; (3) the fundamental analytical data relating to the investment and; (4) quotations from broker/dealers, yields, maturities, ratings and various relationships between securities.  The valuation process also takes into consideration factors such as interest rate changes, movements in credit spreads, default rate assumptions, prepayment assumptions, type and quality of collateral, and security seasoning.

Securities held to maturity:  All fair value measurements are obtained from a third party pricing service and are not adjusted by management.  Fair values are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of off-balance-sheet instruments at December 31, 2010 are immaterial.

Assets Measured at Fair Value on a Recurring Basis

There are no assets or liabilities measured at fair value on a recurring basis at December 31, 2010.  There are no liabilities measured at fair value on a recurring basis at December 31, 2009.  Assets measured at fair value on a recurring basis at December 31, 2009 are as follows:
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Securities available for sale	$-	$6,249	$-	$6,249

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-cost-or-market accounting or write-downs of individual assets.  There are no liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of December 31, 2010.  There are no assets recorded on a non-recurring basis at December 31, 2009.  The losses represent the amount of charge-offs recorded during 2010 on the assets held at December 31, 2010.

	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Foreclosed real estate	$-	$-	$100	$140

Losses on foreclosed real estate are based on the appraised value of the underlying collateral, adjusted for selling costs, and may be discounted based on management's estimates of changes in market conditions from time of valuation.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (concluded)

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

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$9,375	$9,375	$19,368	$19,368
Securities available for sale	-	-	6,249	6,249
Securities held to maturity	47,021	49,314	44,898	46,940
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	356,049	364,968	351,499	366,686
Accrued interest receivable	1,413	1,413	1,478	1,478

Financial liabilities:
Deposits	261,050	261,851	261,946	262,584
Short-term borrowings	3,000	3,000	-	-
Long-term borrowings	132,236	133,866	141,468	142,917
Accrued interest payable	535	535	661	661

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

14.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2010	2009
	(In thousands)
ASSETS

Cash and cash equivalents due from subsidiary	$2,377	$7,291
Investment in common stock of subsidiary	41,654	39,561
Loan to Newport Federal Savings Bank ESOP	2,951	3,137
Net deferred tax asset	139	266
Other assets	2,597	1,143
Total assets	$49,718	$51,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$15	$7
Stockholders' equity	49,703	51,391

Total liabilities and stockholders' equity	$49,718	$51,398

	Years Ended December 31,
STATEMENTS OF INCOME	2010	2009
	(In thousands)
Income:
Interest and fees on loans	$259	$273
Interest on cash and cash equivalents	47	150
Total income	306	423
Total non-interest expenses	320	339
(Loss) income before income taxes and equity in
undistributed net income of subsidiary	(14)	84
Applicable income tax (benefit) provision	(169)	245
	155	(161)
Equity in undistributed net income of subsidiary	1,645	869

Net income	$1,800	$708

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$1,800	$708
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Equity in undistributed net income of subsidiary	(1,645)	(869)
Repayment of ESOP loan	186	172
Stock-based compensation	34	57
Repayment of stock-based compensation by subsidiary	658	1,000
Deferred income tax provision	127	189
Increase in other assets	(1,454)	(697)
Increase (decrease) in other liabilities	8	(84)
Net cash (used) provided by operating activities	(286)	476

Cash flows from financing activities:
Treasury stock purchased	(4,628)	(5,114)
Net cash used by financing activities	(4,628)	(5,114)

Net change in cash and cash equivalents	(4,914)	(4,638)

Cash and cash equivalents at beginning of year	7,291	11,929

Cash and cash equivalents at end of year	$2,377	$7,291

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Concluded)

15.          QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2010				2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$5,589	$5,625	$5,627	$5,665	$5,718	$5,736	$5,836	$5,718
Interest expense	1,690	1,811	1,854	1,999	2,106	2,322	2,560	2,559

Net interest income	3,899	3,814	3,773	3,666	3,612	3,414	3,276	3,159
Provision for loan losses	175	387	80	314	146	160	101	186

Net interest income, after provision
for loan losses	3,724	3,427	3,693	3,352	3,466	3,254	3,175	2,973
Impairment loss on available-for-sale
securities	-	-	-	-	-	-	-	(76)
Net gain (loss) on sale of
securities available for sale	67	16	13	(217)	-	10	-	-
Other non-interest income	567	590	609	538	589	551	545	511
Non-interest expenses (1)	3,278	3,426	3,566	3,417	3,044	3,473	3,574	3,370

Income before income taxes	1,080	607	749	256	1,011	342	146	38
Provision for income taxes (2)	293	196	248	155	612	117	55	45
Net income (loss)	$787	$411	$501	$101	$399	$225	$91	$(7)

Earnings per common share:
Basic and diluted (3)	$0.24	$0.12	$0.14	$0.03	$0.11	$0.06	$0.02	$0.00

(1)
The decrease in the fourth quarter of 2010 and 2009 is due to the decrease in stock-based compensation due to the accelerated method of expense recognition adopted at the inception of the plan on October 1, 2007.

(2)
The increase in the fourth quarter of 2009 is due to a $200,000 increase in the valuation reserve against deferred tax assets, primarily the charitable contribution carryover, for a change in projected profitability.

(3)	The total of the four quarters’ earnings per share does not agree to the year-to-date earnings per share due to rounding.