Form 10-Q
period 2011-03-31
Newport Bancorp Inc
filed 2011-05-13
CIK 1355855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐          No ☒

As of May 2, 2011 the registrant had 3,488,777 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$12,031	$8,194
Short-term investments	228	1,181
Cash and cash equivalents	12,259	9,375

Securities held to maturity, at amortized cost	43,718	47,021
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	359,386	359,721
Allowance for loan losses	(3,726)	(3,672)
Loans, net	355,660	356,049
Premises and equipment	14,955	14,477
Accrued interest receivable	1,444	1,413
Net deferred tax asset	2,600	2,600
Bank-owned life insurance	10,807	10,705
Foreclosed real estate	365	100
Prepaid FDIC insurance	930	1,052
Other assets	1,061	1,163
Total assets	$449,529	$449,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$260,981	$261,050
Short-term borrowings	1,800	3,000
Long-term borrowings	133,177	132,236
Accrued expenses and other liabilities	3,362	3,696
Total liabilities	399,320	399,982

Commitments and contingencies (Note 5)

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,520	50,435
Retained earnings	19,133	18,832
Unearned compensation (331,526 and 338,030 shares at
March 31, 2011 and December 31, 2010, respectively)	(2,744)	(2,864)
Treasury stock, at cost (1,389,572 shares)	(16,749)	(16,749)
Total stockholders’ equity	50,209	49,703
Total liabilities and stockholders’ equity	$449,529	$449,685

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (Dollars in thousands, except share data)
Interest and dividend income:
Loans	$4,852	$5,017
Securities	572	645
Other interest-earning assets	7	3
Total interest and dividend income	5,431	5,665
Interest expense:
Deposits	494	712
Short-term borrowings	3	-
Long-term borrowings	1,139	1,287
Total interest expense	1,636	1,999

Net interest income	3,795	3,666
Provision for loan losses	315	314

Net interest income, after provision for loan losses	3,480	3,352

Non-interest income (loss):
Customer service fees	443	424
Net loss on sales of securities available for sale	-	(217)
Bank-owned life insurance	102	101
Miscellaneous	9	13
Total non-interest income	554	321
Non-interest expenses:
Salaries and employee benefits	1,951	1,902
Occupancy and equipment	575	491
Data processing	395	377
Professional fees	134	117
Marketing	194	222
Foreclosed real estate	38	-
FDIC insurance	128	112
Other general and administrative	177	196
Total non-interest expenses	3,592	3,417

Income before income taxes	442	256

Provision for income taxes	141	155
Net income	$301	$101

Weighted-average shares outstanding:
Basic	3,308,619	3,622,368
Diluted	3,321,534	3,622,368

Earnings per share:
Basic	$.09	$.03
Diluted	$.09	$.03

See accompanying notes to unaudited consolidated financial statements.

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Equity
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	101	-	-	-	101
Net unrealized gain on securities available for sale	-	-	-	-	-	-	198	198
Total comprehensive income								299
Share-based compensation – restricted stock	-	-	-	-	95	-	-	95
Share-based compensation – options	-	-	97	-	-	-	-	97
Purchase of treasury shares
(109,700 shares)	-	-	-	-	-	(1,318)	-	(1,318)
ESOP shares committed to be released (6,504 shares)	-	-	11	-	65	-	-	76
Balance at March 31, 2010	4,878,349	$49	$50,612	$17,133	$(3,305)	$(13,908)	$59	$50,640
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$-	$49,703
Comprehensive income:
Net income	-	-	-	301	-	-	-	301
Share-based compensation – restricted stock	-		-	-	55	-	-	55
Share-based compensation – options	-	-	63	-	-	-	-	63
ESOP shares committed to be released (6,504 shares)	-	-	22	-	65	-	-	87
Balance at March 31, 2011	4,878,349	$49	$50,520	$19,133	$(2,744)	$(16,749)	$-	$50,209

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$301	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	315	314
Accretion of securities	(52)	(37)
Net loss on sales of securities available for sale	-	217
Amortization of net deferred loan fees	(68)	(64)
Depreciation and amortization of premises and equipment	253	222
Share-based compensation and ESOP allocation	205	268
Income from bank-owned life insurance	(102)	(101)
Decrease in prepaid FDIC insurance	122	104
Net change in:
Accrued interest receivable	(31)	14
Other assets	102	772
Accrued expenses and other liabilities	(334)	(642)
Net cash provided by operating activities	711	1,168

Cash flows from investing activities:
Sales of securities available for sale	-	4,749
Purchases of securities held to maturity	-	(5,975)
Reinvested dividends on mutual funds	-	(8)
Principal payments received on securities held to maturity	3,355	2,493
Net loan (originations) principal payments	(123)	244
Additions to premises and equipment	(731)	(214)
Net cash provided by investing activities	2,501	1,289

Cash flows from financing activities:
Net decrease in deposits	(69)	(1,819)
Net decrease in borrowings with maturities of three months or less	(1,200)	-
Proceeds from borrowings with maturities in excess of three months	8,000	3,000
Repayment of borrowings with maturities in excess of three months	(7,059)	(2,057)
Purchase of treasury stock	-	(1,318)
Net cash used by financing activities	(328)	(2,194)

Net change in cash and cash equivalents	2,884	263
Cash and cash equivalents at beginning of period	9,375	19,368
Cash and cash equivalents at end of period	$12,259	$19,631

Supplementary information:
Interest paid on deposit accounts	$548	$730
Interest paid on borrowings	349	1,274
Income taxes paid, net of refunds	20	1
Transfers from loans to foreclosed real estate	265	-

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  The measurement of impairment will be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses will be provided beginning in the period of adoption of this Update.  The Company will adopt this Update on July 1, 2011 and does not expect the Update to have a material impact on its consolidated financial statements.

 In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The Company will adopt this Update on December 31, 2011 and does not expect the Update to have a material impact on its consolidated financial statements.

NOTE 3 – SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$43,718	$2,022	$(63)	$45,677

December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$47,021	$2,300	$(7)	$49,314

At March 31, 2011 and December 31, 2010, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 8).

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
March 31, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$63	$9,624	$-	$-

December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$7	$9,785	$-	$-

At March 31, 2011, one mortgage-backed security had an unrealized loss with aggregate depreciation of 0.6% from the Company’s amortized cost basis.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family residential	$205,223	$203,893
Multi-family residential	21,603	22,540
Equity loans and lines of credit	22,102	23,112
Commercial	104,056	104,531
Construction	5,875	4,948
	358,859	359,024
Commercial loans	1,463	1,638
Consumer loans	293	288
Total loans	360,615	360,950

Less: Allowance for loan losses	(3,726)	(3,672)
Net deferred loan fees	(1,229)	(1,229)

Loans, net	$355,660	$356,049

The following table provides further information pertaining to the allowance for loan losses and impaired loans at March 31, 2011 and December 31, 2010:

	Residential	Commercial
	Mortgages	Mortgages	Construction	Commercial	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance at December 31, 2010	$1,578	$1,976	$89	$25	$4	$3,672
Provision for loans losses	41	266	10	(2)	-	315
Loans charged-off	(3)	(258)	-	-	-	(261)
Balance at March 31, 2011	$1,616	$1,984	$99	$23	$4	$3,726

March 31, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,616	1,984	99	23	4	3,726

Loans deemed to be impaired	220	-	-	-	-	220

Loans deemed not to be impaired	248,708	104,056	5,875	1,463	293	360,395

December 31, 2010

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,578	1,976	89	25	4	3,672

Loans deemed to be impaired	108	-	-	-	-	108

Loans deemed not to be impaired	249,437	104,531	4,948	1,638	288	360,842

The following is a summary of past due and non-accrual loans at March 31, 2011 and December 31, 2010:

	30-59 Days	60-89 Days	Greater than	Total	Loans on
	Past Due	Past Due	90 Days	Past Due	Non-accrual
March 31, 2011	(Dollars in thousands)

Residential mortgages:
One-to-four family	$256	$-	$220	$476	$220
Multi-family	1,567	-	-	1,567	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$1,823	$-	$220	$2,043	$220

December 31, 2010

Residential mortgages:
One-to-four family	$220	$-	$108	$328	$108
Multi-family	-	-	-	-	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	618	-	-	618	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$838	$-	$108	$946	$108

At March 31, 2011 and December 31, 2010, there were no additional funds committed to be advanced in connection with impaired loans.  For the quarters ended March 31, 2011 and March 31, 2010, the average recorded investment in impaired loans amounted to $241,000 and $364,000, respectively.   The Company recognized no interest income on impaired loans during the first three months of 2011 and 2010.  At March 31, 2011 and December 31, 2010, there were no loans greater than ninety days past due and still accruing interest.

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

Information pertaining to the Company’s loans by risk rating follows:

	Multi-family	Commercial		Commercial
	Mortgages	Mortgages	Construction	Loans
	(Dollars in thousands)
March 31, 2011

Loans rated 1 - 4	$16,414	$79,821	$1,671	$1,244
Loans rated 5	2,042	12,591	4,204	163
Loans rated 6	2,811	8,545	-	56
Loans rated 7	336	3,099	-	-
Loans rated 8	-	-	-	-
Loans rated 9	-	-	-	-
	$21,603	$104,056	$5,875	$1,463

December 31, 2010

Loans rated 1 - 4	$18,271	$80,961	$1,168	$1,577
Loans rated 5	2,053	13,103	3,382	-
Loans rated 6	2,216	7,355	398	61
Loans rated 7	-	3,112	-	-
Loans rated 8	-	-	-	-
Loans rated 9	-	-	-	-
	$22,540	$104,531	$4,948	$1,638

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit.  On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary.  At March 31, 2011 and December 31, 2010, one residential mortgage loan was rated substandard and amounted to $220,000 and 92,000, respectively.  All other residential real estate and equity loans and lines of credit were classified as pass at March 31, 2011 and December 31, 2010.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $22.3 million at March 31, 2011, as compared to $23.8 million as of December 31, 2010.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

NOTE 6 – EARNINGS PER SHARE

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income applicable to common stock	$301	$101

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,390)	(1,089)
Less: Weighted average unallocated ESOP shares	(257)	(283)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	78	116
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,309	3,622

Effect of dilutive common stock equivalents	13	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,322	3,622

Options for 474,919 and 487,834 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three months ended March 31, 2011 and 2010, respectively.

NOTE 7 – FAIR VALUES OF ASSETS AND LIABILITIES

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

FHLB stock:  The carrying value of Federal Home Loan Bank of Boston (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

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

Assets Measured at Fair Value

There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. The Company does not measure any liabilities at fair value on a non-recurring basis.

Assets measured at fair value on a non-recurring basis are summarized below:

				Total Losses
				Three Months Ended
				March 31,
	Level 1	Level 2	Level 3	2011	2010
	(Dollars in thousands)
Foreclosed Real Estate

March 31, 2011	$-	$-	$365	$261	$-

December 31, 2010	$-	$-	$100	$-	$140

Losses applicable to foreclosed real estate are based on the appraisal value of the underlying collateral, less selling costs and adjusted for management’s estimates of changes in market conditions since the appraisal date.

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

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$12,259	$12,259	$9,375	$9,375
Securities held to maturity	43,718	45,677	47,021	49,314
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	355,660	365,730	356,049	364,968
Accrued interest receivable	1,444	1,444	1,413	1,413

Financial liabilities:
Deposits	260,981	261,734	261,050	261,851
Short-term borrowings	1,800	1,800	3,000	3,000
Long-term borrowings	133,177	136,410	132,236	133,866
Accrued interest payable	474	474	535	535

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at March 31, 2011 and December 31, 2010 amounted to $94,977,000 and $95,236,000, respectively.  All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At March 31, 2011 and December 31, 2010, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $204,571,000 and $204,031,000, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements had a carrying value of $43.7 million and $47.0 million and a fair value of $45.6 million and $49.3 million at March 31, 2011 and December 31, 2010, respectively.  These mortgage-backed securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid.  In addition, the Company has $2.0 million in cash pledged as collateral to secure these agreements at March 31, 2011.  There was no cash pledged at December 31, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2011 and for the three months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2010 Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2010 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be our critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

 Total assets at March 31, 2011 were $449.5 million, a decrease of $156,000, compared to $449.7 million at December 31, 2010.  The decrease in assets was primarily concentrated in securities, offset by an increase in cash and cash equivalents.

The net loan portfolio decreased by $389,000, or 0.1%, during the first three months of 2011.  The loan portfolio decrease was attributable to a decrease in home equity loans and lines (a decrease of $1.0 million, or 4.4%), commercial real estate mortgages (a decrease of $475,000, or 0.5%) and commercial loans (a decrease of $175,000, or 10.7%), partially offset by growth in residential real estate mortgages (an increase of $393,000, or 0.2%) and construction loans (an increase of $927,000, or 18.7%).

During the first three months of 2011, deposit balances remained relatively steady, decreasing $69,000. Decreases in NOW/Demand accounts (a decrease of $1.8 million, or 1.7%) and time deposit accounts (a decrease of $470,000, or 0.7%) were partially offset by increases in money market accounts (an increase of $1.5 million, or 2.9%) and savings accounts (an increase of $746,000, or 2.5%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, decreased $259,000, or 0.2%, to $135.0 million at March 31, 2011, compared to an outstanding balance of $135.2 million at December 31, 2010.

Total stockholders’ equity at March 31, 2011 was $50.2 million compared to $49.7 million at December 31, 2010.  The increase was primarily attributable to net income and stock-based compensation credits.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

 General.  Net income increased by $200,000, or 198.0%, to $301,000 for the three months ended March 31, 2011, compared to $101,000 for the three months ended March 31, 2010.  The increase was primarily due to increases in net interest income and non-interest income, offset by an increase in non-interest expenses.

 Net Interest Income.  Net interest income for the three months ended March 31, 2011 was $3.8 million, which was $129,000, or 3.5%, more than net interest income of $3.7 million for the three months ended March 31, 2010.  The increase in net interest income was primarily due to a decrease in expense from deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities. The Company’s first quarter 2011 interest rate spread increased to 3.51% from 3.28% in the first quarter of 2010, an increase of 23 basis points.

The following table summarizes average balances and average yields and costs on an annualized basis for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,335	$4,852	5.45%	$350,548	$5,017	5.72%
Securities	45,480	572	5.03	53,544	645	4.82
Other interest-earning assets	6,223	7	0.45	10,542	3	0.11
Total interest-earning assets	408,038	5,431	5.32	414,634	5,665	5.47

Bank-owned life insurance	10,744			10,353
Noninterest-earning assets	32,577			29,864
Total assets	$451,359			$454,851

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,596	139	0.77	$71,738	258	1.44
Savings accounts	29,543	15	0.20	26,415	17	0.26
Money market accounts	52,735	102	0.77	48,572	133	1.10
Certificates of deposit	69,368	238	1.37	76,458	304	1.59
Total interest-bearing deposits	224,242	494	0.88	223,183	712	1.28

Borrowings	136,772	1,142	3.34	142,525	1,287	3.61
Total interest-bearing liabilities	361,014	1,636	1.81	365,708	1,999	2.19

Demand deposits	36,181			33,711
Noninterest-bearing liabilities	3,800			3,835
Total liabilities	400,995			403,254

Stockholders’ equity	50,364			51,597
Total liabilities and stockholders’ equity	$451,359			$454,851

Net interest income		$3,795			$3,666
Interest rate spread			3.51%			3.28%
Net interest margin			3.72%			3.54%
Average interest-earning assets to average interest-bearing liabilities			113.03%			113.38%

Total interest and dividend income decreased $234,000, or 4.1%, between the two periods primarily due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $165,000, or 3.3%, for the three months ended March 31, 2011 due to a decrease in the average yield earned on loans.  Average loans increased 1.7% to $356.3 million for the three months ended March 31, 2011 from $350.5 million for the three months ended March 31, 2010, while the yield earned on loans decreased to 5.45% for the three months ended March 31, 2011 from 5.72% for the three months ended March 31, 2010.  Despite the 21 basis point increase in the average yield, interest earned on securities decreased $73,000 due to the decrease in the average balance of securities to $45.5 million for the three months ended March 31, 2011 from $53.5 million for the three months ended March 31, 2010.  Interest earned on other-interest earning assets increased to $7,000 for three months ended March 31, 2011 from $3,000 for the three months ended March 31, 2010, while the average balance decreased and the average yield increased from 0.11% to 0.45%.

Total interest expense decreased $363,000 to $1.6 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010, due to a 38 basis point decrease in the total average cost of interest-bearing liabilities, including a 40 basis point decrease in the total average cost of interest-bearing deposits and a 27 basis point decrease in the total average cost of borrowings.  The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $119,000 or 67 basis points in the average cost), certificate of deposit accounts (a decrease of $66,000 or 22 basis points in the average cost), and money market accounts (a decrease of $31,000 or 33 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 11.3% to $1.1 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010, due to a decrease in the average cost from 3.61% to 3.34%, and a decrease in the average balance of $5.7 million to $136.8 million from $142.5 million.

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

	For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$453	$(618)	$(165)
Securities	(233)	160	(73)
Other interest-earning assets	(8)	12	4
Total interest-earning assets	212	(446)	(234)

Interest Expense:
Deposits	23	(241)	(218)
Borrowings	(51)	(94)	(145)
Total interest-bearing liabilities	(28)	(335)	(363)
Change in net interest income	$240	$(111)	$129

Provision for Loan Losses.  The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended March 31, 2011 was $315,000 compared to $314,000 for the three months ended March 31, 2010.   At March 31, 2011, there were $15.1 million of classified and criticized loans under watch by management.  At March 31, 2011, loans classified as special mention totaled $11.4 million, which consisted primarily of commercial and multi-family residential mortgages, compared to $10.0 million at December 31, 2010.  This increase is due to concerns about the local commercial real estate market.  Loans classified as substandard, including all impaired loans, totaled $3.6 million at March 31, 2011, compared to $3.2 million at December 31, 2010. Total classified and criticized loans represent 4.2% of the Company’s total gross loans at March 31, 2011, compared to 4.0% at March 31, 2010.  There were no changes in the methodology of calculating the allowance for loan losses from the first quarter of 2010 through the first quarter of 2011. The percentages used to calculate the required reserves for non-classified residential mortgages, multi-family and commercial real estate mortgages, consumer loans, and construction loans, were consistent for the periods. The percentages used to calculate the required reserves for residential home equity lines and loans and substandard loans were higher in the first quarter of 2011, when compared to the first quarter of 2010, due to an increase in the trend of charge-offs and delinquencies.  The allowance for loan losses to total loans was 1.04%, 1.02% and 0.98% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The ratio is slightly higher from December 31, 2010 to March 31, 2011 due to the increase in the total classified and criticized loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.  There were no impaired loans which required a valuation reserve at the dates indicated.

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$220	$108	$158
Commercial	-	-	1,492
Home equity loans and lines of credit	-	-	135
Total nonaccrual loans	220	108	1,785
Foreclosed real estate	365	100	-
Total non-performing assets	$585	$208	$1,785
Total non-performing loans to total loans	0.06%	0.03%	0.51%
Total non-performing loans to total assets	0.05%	0.02%	0.39%
Total non-performing assets to total assets	0.13%	0.05%	0.39%

Nonaccrual loans were $220,000 at March 31, 2011, an increase of $112,000, from December 31, 2010.  There were $1.8 million of nonaccrual loans at March 31, 2010. Although total nonaccrual loans were higher at March 31, 2011 than December 31, 2010, the number of nonaccrual loans remained the same.

At March 31, 2011, the Company had three commercial properties, valued at $260,000 and one residential real estate property, valued at $105,000, classified as foreclosed real estate.  Charge-offs through the allowance for loan losses totaling $261,000 were recognized during the quarter ended March 31, 2011 on loans transferred to foreclosed real estate.

Non-interest Income.  Non-interest income for the first quarter of 2011 totaled $554,000, an increase of $223,000, or 72.6%, compared to the first quarter of 2010.  The increase between the two periods is primarily due to no loss on sales of securities available for sale in the first quarter of 2011, compared to a $217,000 net realized loss on sales of securities available for sale in 2010.  The loss on sales of securities available for sale in the first quarter of 2010 was due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of other securities available for sale.

Non-interest Expense.  Non-interest expense increased to $3.6 million for the quarter ended March 31, 2011 from $3.4 million for the quarter ended March 31, 2010, an increase of $175,000, or 5.1%.  The increase between periods is attributable to an overall increase in salaries and employee benefits, occupancy and equipment expense, data processing fees, professional services, foreclosed real estate and FDIC insurance expense, offset by a decrease in marketing costs and other general and administrative costs.  The increase in salaries and benefits is primarily due to an increase in retirement and incentive compensation expenses, partially offset by a reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2010 period compared to the 2011 period. The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs and an increase in depreciation expense in 2011 as a result of a relocation of an existing branch in the first quarter of 2011.  The increase in the foreclosed real estate expense is a result of the increase in foreclosed real estate assets in the first quarter of 2011, compared to the first quarter of 2010. The increase in FDIC deposit insurance expense is due to the increased premium costs imposed by the FDIC. The decrease in marketing costs is due to management’s concerted effort to curtail marketing expenditures in 2011.

Income Taxes. The provision for income taxes for the three months ended March 31, 2011 was $141,000 compared to $155,000 for the three months ended March 31, 2010.  The effective tax rate for the first quarter of 2011 was 31.9%, versus 60.5% for the 2010 period.  The higher effective tax rate for the 2010 period was a result of the increase in the valuation reserve to offset the tax benefit associated with the loss on sales of securities available for sale.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $12.3 million.  On March 31, 2011, we had $95.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $48.8 million from the Federal Home Loan Bank of Boston.

At March 31, 2011, we had $22.3 million in loan commitments outstanding, which consisted of $3.8 million of real estate loan commitments, $14.9 million in unused home equity lines of credit, $3.6 million in construction loan commitments and $3.8 million in commercial lines of credit commitments.  Certificates of deposit due within one year of March 31, 2011 totaled $49.0 million, or 70.8% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2010 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2011 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$34,496	$-23,330	-40	7.86%	-437
200	43,174	-14,652	-25	9.58%	-265
100	51,660	-6,166	-11	11.17%	-106
50	54,886	-2,940	-5	11.73%	-50
0	57,826	0	0	12.23%	0
(50)	59,107	1,281	2	12.40%	18
(100)	61,026	3,199	6	12.71%	48

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2010 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: May 12, 2011	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)