Form 10-Q
period 2011-06-30
Newport Bancorp Inc
filed 2011-08-12
CIK 1355855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐          No ☒

As of August 1, 2011 the registrant had 3,488,777 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$18,831	$8,194
Short-term investments	449	1,181
Cash and cash equivalents	19,280	9,375

Securities held to maturity, at amortized cost	41,810	47,021
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	358,862	359,721
Allowance for loan losses	(3,687)	(3,672)
Loans, net	355,175	356,049
Premises and equipment	14,843	14,477
Accrued interest receivable	1,418	1,413
Net deferred tax asset	2,600	2,600
Bank-owned life insurance	10,898	10,705
Foreclosed real estate	195	100
Prepaid FDIC insurance	828	1,052
Other assets	1,133	1,163
Total assets	$453,910	$449,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$262,320	$261,050
Short-term borrowings	-	3,000
Long-term borrowings	137,117	132,236
Accrued expenses and other liabilities	3,603	3,696
Total liabilities	403,040	399,982

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,615	50,435
Retained earnings	19,572	18,832
Unearned compensation (324,497 and 338,030 shares at
June 30, 2011 and December 31, 2010, respectively)	(2,617)	(2,864)
Treasury stock, at cost (1,389,572 shares)	(16,749)	(16,749)
Total stockholders’ equity	50,870	49,703
Total liabilities and stockholders’ equity	$453,910	$449,685

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,862	$5,008	$9,714	$10,025
Securities	509	616	1,081	1,261
Other interest-earning assets	9	3	16	6
Total interest and dividend income	5,380	5,627	10,811	11,292

Interest expense
Deposits	477	642	971	1,354
Short-term borrowings	-	-	3	-
Long-term borrowings	1,147	1,212	2,286	2,499
Total interest expense	1,624	1,854	3,260	3,853

Net interest income	3,756	3,773	7,551	7,439
Provision for loan losses	207	80	522	394

Net interest income, after provision for loan losses	3,549	3,693	7,029	7,045

Non-interest income:
Customer service fees	505	497	948	921
Net gain (loss) on sales of available-for-sale securities	-	13	-	(204)
Bank-owned life insurance	92	101	194	202
Miscellaneous	8	11	17	24
Total non-interest income	605	622	1,159	943

Non-interest expenses:
Salaries and employee benefits	1,935	1,964	3,886	3,866
Occupancy and equipment	535	458	1,110	949
Data processing	366	372	761	749
Professional fees	152	117	286	234
Marketing	185	306	379	528
Foreclosed real estate	20	41	58	41
FDIC insurance	106	132	234	244
Other general and administrative	200	176	377	372
Total non-interest expenses	3,499	3,566	7,091	6,983

Income before income taxes	655	749	1,097	1,005

Provision for income taxes	216	248	357	403

Net income	$439	$501	$740	$602

Weighted-average shares outstanding:
Basic	3,314,598	3,520,517	3,311,609	3,571,442
Diluted	3,346,169	3,520,517	3,333,851	3,571,442

Earnings per share:
Basic	$.13	$.14	$.22	$.17
Diluted	$.13	$.14	$.22	$.17

See accompanying notes to unaudited consolidated financial statements

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Equity
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	602	-	-	-	602
Net unrealized gain on securities available for sale	-	-	-	-	-	-	205	205
Total comprehensive income								807
Share-based compensation – restricted stock	-	-	-	-	191	-	-	191
Share-based compensation – options	-	-	193	-	-	-	-	193
Purchase of treasury shares
(191,508 shares)	-	-	-	-	-	(2,309)	-	(2,309)
ESOP shares committed to be released (13,009 shares)	-	-	24	-	131	-	-	155
Balance at June 30, 2010	4,878,349	$49	$50,721	$17,634	$(3,143)	$(14,899)	$66	$50,428
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$-	$49,703
Comprehensive income:
Net income	-	-	-	740	-	-	-	740
Share-based compensation – restricted stock	-	-	-	-	117	-	-	117
Share-based compensation – options	-	-	131	-	-	-	-	131
ESOP shares committed to be released (13,009 shares)	-	-	49	-	130	-	-	179
Balance at June 30, 2011	4,878,349	$49	$50,615	$19,572	$(2,617)	$(16,749)	$-	$50,870

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2011	2010
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$740	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	522	394
Accretion of securities	(81)	(79)
Net loss on sales of securities available for sale	-	204
Amortization of net deferred loan fees	(149)	(144)
Depreciation and amortization of premises and equipment	396	438
Share-based compensation and ESOP allocation	427	539
Deferred income tax benefit	-	(108)
Income from bank-owned life insurance	(194)	(202)
Amortization of prepaid FDIC insurance	224	219
Net change in:
Accrued interest receivable	(5)	52
Other assets	31	574
Accrued expenses and other liabilities	(93)	(317)
Net cash provided by operating activities	1,818	2,172

Cash flows from investing activities:
Sales of securities available for sale	-	4,999
Purchases of securities held to maturity	-	(5,975)
Reinvested dividends on mutual funds	-	(8)
Principal payments received on securities held to maturity	5,292	5,781
Net loan principal payments	236	3,019
Proceeds from sales of foreclosed real estate	170	-
Additions to premises and equipment	(762)	(372)
Net cash provided by investing activities	4,936	7,444

Cash flows from financing activities:
Net increase (decrease) in deposits	1,270	(584)
Net decrease in borrowings with maturities of three months or less	(3,000)	-
Proceeds from borrowings with maturities in excess of three months	10,500	3,000
Repayment of borrowings with maturities in excess of three months	(5,619)	(9,615)
Purchase of treasury stock	-	(2,309)
Net cash provided (used) by financing activities	3,151	(9,508)

Net change in cash and cash equivalents	9,905	108
Cash and cash equivalents at beginning of period	9,375	19,368
Cash and cash equivalents at end of period	$19,280	$19,476

Supplementary information:
Interest paid on deposit accounts	$1,059	$1,389
Interest paid on borrowings	2,301	2,533
Income taxes paid, net of refunds	503	686
Transfers from loans to foreclosed real estate	265	-

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  The measurement of impairment will be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses will be provided beginning in the period of adoption of this Update.  The Company will adopt this Update on July 1, 2011 and does not expect the Update to have a material impact on its consolidated financial statements.

 In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The amendment is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 –SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
June 30, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$41,810	$2,491	$-	$44,301

December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$47,021	$2,300	$(7)	$49,314

At June 30, 2011 and December 31, 2010, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 8).

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(Dollars in thousands)
December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$7	$9,785	$-	$-

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family residential	$206,583	$203,893
Multi-family residential	20,050	22,540
Equity loans and lines of credit	21,452	23,112
Commercial	104,658	104,531
Construction	5,733	4,948
	358,476	359,024
Commercial loans	1,295	1,638
Consumer loans	287	288
Total loans	360,058	360,950

Less: Allowance for loan losses	(3,687)	(3,672)
Net deferred loan fees	(1,196)	(1,229)

Loans, net	$355,175	$356,049

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	Residential	Commercial
	Mortgages	Mortgages	Construction	Commercial	Consumer	Total
	(Dollars in thousands)

Three months ending June 30, 2011
Allowance for loan losses:
Balance at March 31, 2011	$1,616	$1,984	$99	$23	$4	$3,726
Provision for loans losses	(2)	213	(2)	(2)	-	207
Loans charged-off	(60)	(186)	-	-	-	(246)
Balance at June 30, 2011	$1,554	$2,011	$97	$21	$4	$3,687

Six months ending June 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$1,578	$1,976	$89	$25	$4	$3,672
Provision for loans losses	39	479	8	(4)	-	522
Loans charged-off	(63)	(444)	-	-	-	(507)
Balance at June 30, 2011	$1,554	$2,011	$97	$21	$4	$3,687

June 30, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,554	2,011	97	21	4	3,687

Recorded investment in:
Loans deemed to be impaired	1,108	-	-	-	-	1,108

Loans deemed not to be impaired	248,064	103,571	5,733	1,295	287	358,950

Total unpaid principal
balance of impaired loans	71	1,273	-	-	-	1,344

December 31, 2010

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,578	1,976	89	25	4	3,672

Loans deemed to be impaired	108	-	-	-	-	108

Loans deemed not to be impaired	249,437	104,531	4,948	1,638	288	360,842

The following is a summary of past due and non-accrual loans at June 30, 2011 and December 31, 2010:

	30-59 Days	60-89 Days	Greater than	Total	Loans on
	Past Due	Past Due	90 Days	Past Due	Non-accrual
June 30, 2011	(Dollars in thousands)

Residential mortgages:
One-to-four family	$746	$35	$-	$781	$-
Multi-family	244	229	858	1,331	1,087
Equity loans and lines of credit	-	-	21	21	21
Commercial mortgages	459	468	-	927	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$1,449	$732	$879	$3,060	$1,108

December 31, 2010

Residential mortgages:
One-to-four family	$220	$-	$108	$328	$108
Multi-family	-	-	-	-	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	618	-	-	618	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$838	$-	$108	$946	$108

At June 30, 2011 and December 31, 2010, there were no additional funds committed to be advanced in connection with impaired loans.  For the quarters ended June 30, 2011 and June 30, 2010, the average recorded investment in impaired loans amounted to $567,000 and $1.2 million, respectively.  For the six months ended June 30, 2011 and June 30, 2010, the average recorded investment in impaired loans amounted to $430,000 and $1.1 million, respectively. For the three months ended June 30, 2011 and June 30, 2010, the Company recognized $5,000 and $4,000 of interest income on impaired loans, respectively.  The Company recognized $22,000 and $5,000 of interest income on impaired loans during the first six months of 2011 and 2010, respectively.  At June 30, 2011 and December 31, 2010, there were no loans greater than ninety days past due and still accruing interest.

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

Information pertaining to the Company’s loans by risk rating follows:

	Multi-family	Commercial		Commercial
	Mortgages	Mortgages	Construction	Loans	Total
	(Dollars in thousands)
June 30, 2011

Loans rated 1 - 4	$14,821	$76,966	$1,285	$1,084	$94,156
Loans rated 5	1,580	14,117	4,448	159	20,304
Loans rated 6	2,317	10,491	-	52	12,860
Loans rated 7	1,332	3,084	-	-	4,416
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$20,050	$104,658	$5,733	$1,295	$131,736

December 31, 2010

Loans rated 1 - 4	$18,271	$80,961	$1,168	$1,577	$101,977
Loans rated 5	2,053	13,103	3,382	-	18,538
Loans rated 6	2,216	7,355	398	61	10,030
Loans rated 7	-	3,112	-	-	3,112
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$22,540	$104,531	$4,948	$1,638	$133,657

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit.  On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary.  At June 30, 2011, one home equity loan was rated substandard and amounted to $21,000.  At December 31, 2010, one residential mortgage loan was rated substandard and amounted to $92,000.  All other residential real estate and equity loans and lines of credit were classified as pass at June 30, 2011 and December 31, 2010.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $24.3 million at June 30, 2011, as compared to $23.8 million as of December 31, 2010.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On June 4, 2011, the Bank entered into a purchase and sales agreement to sell the 2 Wilder Avenue, Westerly, Rhode Island property, which has a net carrying value of $441,000 at June 30, 2011, for $460,000.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income applicable to common stock	$439	$501	$740	$602

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,390)	(1,197)	(1,390)	(1,143)
Less: Weighted average unallocated ESOP shares	(250)	(276)	(254)	(280)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	77	116	78	116
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,315	3,521	3,312	3,571

Effect of dilutive common stock equivalents	31	-	22	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,346	3,521	3,334	3,571

    Options for 456,264 and 465,591 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and six month periods ended June 30, 2011, respectively.  Options for 487,834 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and six month periods ended June 30, 2010.

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

Assets Measured at Fair Value

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010. The Company does not measure any liabilities at fair value on a non-recurring basis.

Assets measured at fair value on a non-recurring basis are summarized below:

				Total Losses
				Three Months Ended		Six Months Ended
				June 30,		June 30,
	Level 1	Level 2	Level 3	2011	2010	2011	2010
	(Dollars in thousands)
June 30, 2011

Impaired loans	$-	$-	$1,108	$246	$25	$507	$335
Foreclosed real estate	-	-	195	-	-	-	-
	$-	$-	$1,303	$246	$25	$507	$335

December 31, 2010

Foreclosed real estate	$-	$-	$100

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

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$19,280	$19,280	$9,375	$9,375
Securities held to maturity	41,810	44,301	47,021	49,314
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	355,175	367,449	356,049	364,968
Accrued interest receivable	1,418	1,418	1,413	1,413

Financial liabilities:
Deposits	262,320	263,116	261,050	261,851
Short-term borrowings	-	-	3,000	3,000
Long-term borrowings	137,117	138,867	132,236	133,866
Accrued interest payable	435	435	535	535

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at June 30, 2011 and December 31, 2010 amounted to $97,117,000 and $95,236,000, respectively.  All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At June 30, 2011 and December 31, 2010, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $205,360,000 and $204,031,000, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements have a carrying value of $41.8 million and $47.0 million and a fair value of $44.3 million and $49.3 million at June 30, 2011 and December 31, 2010, respectively.  These mortgage-backed securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid. In addition, the Company has $2.0 million in cash pledged as collateral to secure these agreements at June 30, 2011.  There was no cash pledged at December 31, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

 Total assets at June 30, 2011 were $453.9 million, an increase of $4.2 million compared to $449.7 million at December 31, 2010.  The increase in assets was primarily concentrated in cash and cash equivalents, partially offset by a decrease in securities and a decrease in net loans.

Cash and cash equivalents increased by $9.9 million, or 105.7%, due to principal payments received on mortgage-backed securities and an increase in deposits and borrowings.  Securities held to maturity decreased by $5.2 million, or 11.1%.

The net loan portfolio decreased by $874,000, or 0.2%, during the first six months of 2011.  The loan portfolio decrease was attributable to a decrease in home equity loans and lines (a decrease of $1.7 million, or 7.2%) and a decrease in commercial loans (a decrease of $343,000, or 20.9%), partially offset by an increase in construction loans (an increase of $785,000, or 15.9%), residential mortgages (an increase of $200,000 or 0.1%) and commercial real estate mortgages (an increase of $127,000, or 0.1%).

During the six months ended June 30, 2011, deposit balances increased by $1.3 million, or 0.5%. The increase in deposits occurred in NOW/Demand accounts (an increase of $1.4 million, or 1.2%), savings accounts (an increase of $1.1 million, or 3.8%) and time deposit accounts (an increase of $561,000 or 0.8%), partially offset by a decrease in money market accounts (a decrease of $1.8 million, or 3.5%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, increased $1.9 million, or 1.4%, to $137.1 million at June 30, 2011, compared to an outstanding balance of $135.2 million at December 31, 2010.

Total stockholders’ equity at June 30, 2011 was $50.9 million compared to $49.7 million at December 31, 2010.  The increase was primarily attributable to net income and stock-based compensation credits.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010

 General.  Net income decreased by $62,000, or 12.4%, to $439,000 for the three months ended June 30, 2011, compared to $501,000 for the three months ended June 30, 2010.  The decrease was primarily due to an increase in the provision for loan losses, partially offset by a decrease in non-interest expenses.

Net income increased by $138,000, or 22.9%, to $740,000 for the six months ended June 30, 2011, compared to $602,000 for the six months ended June 30, 2010.  The increase was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and non-interest expenses.

Net Interest Income.  Net interest income for the three months ended June 30, 2011 and June 30, 2010 was $3.8 million.  Net interest income remained relatively the same between the two periods, as a decrease in interest expense on deposits and borrowings was offset by a decrease in the interest earned on loans and securities.  The Company’s second quarter 2011 interest rate spread increased to 3.51% from 3.45% in the second quarter of 2010, an increase of 6 basis points.

Net interest income for the six months ended June 30, 2011 was $7.6 million, which was $112,000, or 1.5%, more than net interest income of $7.4 million for the six months ended June 30, 2010.  The increase was primarily due to a decrease in interest expense on deposits and borrowings, partially offset by a decrease in the interest earned on loans and securities.  For the six months ended June 30, 2011, the interest rate spread increased to 3.51% from 3.36% in 2010, an increase of 15 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,096	$4,862	5.46%	$348,966	$5,008	5.74%
Securities	42,895	509	4.75	48,455	616	5.09
Other interest-earning assets	6,097	9	0.59	11,478	3	0.10
Total interest-earning assets	405,088	5,380	5.31	408,899	5,627	5.50

Bank-owned life insurance	10,837			10,454
Noninterest-earning assets	36,073			29,996
Total assets	$451,998			$449,349

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,993	128	0.71	$74,139	226	1.22
Savings accounts	30,492	13	0.17	27,728	14	0.20
Money market accounts	52,155	93	0.71	48,357	130	1.08
Certificates of deposit	69,711	243	1.39	75,059	272	1.45
Total interest-bearing deposits	224,351	477	0.85	225,283	642	1.14

Borrowings	136,006	1,147	3.37	136,329	1,212	3.56
Total interest-bearing liabilities	360,357	1,624	1.80	361,612	1,854	2.05

Demand deposits	36,831			33,467
Noninterest-bearing liabilities	3,941			3,414
Total liabilities	401,129			398,493

Stockholders’ equity	50,869			50,856
Total liabilities and stockholders’ equity	$451,998			$449,349

Net interest income		$3,756			$3,773
Interest rate spread			3. 51%			3.45%
Net interest margin			3.71%			3.69%
Average interest-earning assets to average interest-bearing liabilities			112.41%			113.08%

Total interest and dividend income decreased $247,000, or 4.4%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $146,000, or 2.9%, for the three months ended June 30, 2011 due to a decrease in the yield earned on loans.  The average balance of loans increased 0.2% to $356.1 million for the three months ended June 30, 2011 from $349.0 million for the three months ended June 30, 2010, while the yield earned on loans decreased to 5.46% for the three months ended June 30, 2011 from 5.74% for the three months ended June 30, 2010.  Interest earned on securities decreased $107,000 due to the decrease in the average balance of securities to $42.9 million for the three months ended June 30, 2011 from $48.5 million for the three months ended June 30, 2010, in addition to the 34 basis points decrease in the average yield earned on securities.  Interest earned on other-interest earning assets increased to $9,000 for three months ended June 30, 2011 from $3,000 for the three months ended June 30, 2010 due to the increase in the average yield to 0.59% from 0.10%, despite the decrease in the average balance.

Total interest expense decreased $230,000 to $1.6 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010, primarily due to a 25 basis point decrease in the total average cost of interest-bearing liabilities, including a 29 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $98,000 or 51 basis points in the average cost), money market accounts (a decrease of $37,000 or 37 basis points in the average cost) and certificate of deposit accounts (a decrease of $29,000 or 6 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 5.4% to $1.1 million for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010, due to a decrease in the average cost to 3.37% from 3.56% and a slight decrease in the average balance of $323,000 to $136.0 million from $136.3 million.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,215	$9,714	5.45%	$349,753	$10,025	5.73%
Securities	44,180	1,081	4.89	50,985	1,261	4.95
Other interest-earning assets	6,159	16	0.52	11,012	6	0.11
Total interest-earning assets	406,554	10,811	5.32	411,750	11,292	5.48

Bank-owned life insurance	10,791			10,404
Noninterest-earning assets	34,335			29,931
Total assets	$451,680			$452,085

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,293	267	0.74	$72,945	484	1.33
Savings accounts	30,021	28	0.19	27,075	31	0.23
Money market accounts	52,443	195	0.74	48,464	263	1.09
Certificates of deposit	69,540	481	1.38	75,755	576	1.52
Total interest-bearing deposits	224,297	971	0.87	224,239	1,354	1.21

Borrowings	136,387	2,289	3.36	139,410	2,499	3.59
Total interest-bearing liabilities	360,684	3,260	1.81	363,649	3,853	2.12

Demand deposits	36,507			33,588
Noninterest-bearing liabilities	3,871			3,623
Total liabilities	401,062			400,860

Stockholders’ equity	50,618			51,225
Total liabilities and stockholders’ equity	$451,680			$452,085

Net interest income		$7,551			$7,439
Interest rate spread			3.51%			3.36%
Net interest margin			3.71%			3.61%
Average interest-earning assets to average interest-bearing liabilities			112.72%			113.23%

Total interest and dividend income decreased $481,000, or 4.3%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $311,000, or 3.1%, for the six months ended June 30, 2011 due to a 28 basis point decrease in the yield earned on loans, while the average balance of loans increased 1.8% to $356.2 million for the six months ended June 30, 2011 from $349.8 million for the six months ended June 30, 2010.  Interest earned on securities decreased $180,000, due to a 6 basis point decrease in the average yield and a $6.8 million decrease in the average balance of securities to $44.2 million for the six months ended June 30, 2011 compared to $51.0 million for the six months ended June 30, 2010.

Total interest expense decreased $593,000 to $3.3 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010, primarily due to a 31 basis point decrease in the total average cost of interest-bearing liabilities, including a 34 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $217,000 or 59 basis points in the average cost), certificate of deposit accounts (a decrease of $95,000 or 14 basis points in the average cost) and money market accounts (a decrease of $68,000 or 35 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 8.4% to $2.3 million for the six months ended June 30, 2011 from $2.5 million for the six months ended June 30, 2010, due to a decrease in the average cost to 3.36% from 3.59%, and a decrease in the average balance of $3.0 million to $136.4 million from $139.4 million.

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

	For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$533	$(679)	$(146)
Securities	(68)	(39)	(107)
Other interest-earning assets	(10)	16	6
Total interest-earning assets	455	(702)	(247)

Interest Expense:
Deposits	(3)	(162)	(165)
Borrowings	(3)	(62)	(65)
Total interest-bearing liabilities	(6)	(224)	(230)
Change in net interest income	$461	$(478)	$(17)

	For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$451	$(762)	$(311)
Securities	(167)	(13)	(180)
Other interest-earning assets	(8)	18	10
Total interest-earning assets	276	(757)	(481)

Interest Expense:
Deposits	1	(384)	(383)
Borrowings	(53)	(157)	(210)
Total interest-bearing liabilities	(52)	(541)	(593)
Change in net interest income	$328	$(216)	$112

Provision for Loan Losses.  The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended June 30, 2011 was $207,000 compared to $80,000 the three months ended June 30, 2010.  The Company’s loan loss provision for the six months ended June 30, 2011 was $522,000 compared to $394,000 for the six months ended June 30, 2010.

At June 30, 2011 there were $17.3 million of classified and criticized loans.  At June 30, 2011, loans classified as special mention totaled $12.9 million, which consisted primarily of commercial and multi-family residential mortgages, compared to $10.0 million at December 31, 2010.  This increase in special mention loans is due to concerns about the local commercial real estate market. Loans classified as substandard, including all impaired loans, totaled $4.4 million at June 30, 2011, compared to $3.2 million at December 31, 2010. Total classified and criticized loans represent 4.8% of the Company’s total gross loans at June 30, 2011, compared to 4.0% at June 30, 2010.

There were no changes in the methodology of calculating the allowance for loan losses from the first six months of 2010 through the first six months of 2011. The percentages used to calculate the required reserves for non-classified residential mortgages, multi-family and commercial real estate mortgages, consumer loans, and construction loans, were consistent for the periods. The percentages used to calculate the required reserves for residential home equity lines and loans and substandard loans were higher in the six months ended June 30, 2011, when compared to the same period in 2010, due to an increase in the trend of charge-offs and delinquencies, which resulted in a higher loan loss provision during the 2011 period.  The allowance for loan losses to total loans was 1.03%, 1.02% and 1.00% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The ratio increased slightly from December 31, 2010 to June 30, 2011 due to the increase in the total classified and criticized loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.  There were no impaired loans which required a valuation reserve at the dates indicated.

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$-	$108	$255
Multi-family	1,087	-	-
Commercial	-	-	835
Home equity loans and lines of credit	21	-	43
Total nonaccrual loans	1,108	108	1,133
Foreclosed real estate	195	100	225
Total non-performing assets	$1,303	$208	$1,358
Total non-performing loans to total loans	0.31%	0.03%	0.32%
Total non-performing loans to total assets	0.24%	0.02%	0.25%
Total non-performing assets to total assets	0.29%	0.05%	0.30%

Nonaccrual loans were $1.1 million at June 30, 2011, an increase of $1.0 million, from December 31, 2010.  There were $1.1 million of nonaccrual loans at June 30, 2010.  Nonaccrual loans have increased in the first six months of 2011 as the deterioration in general economic conditions continues, including decreased real estate values, which have resulted in significant challenges for some commercial borrowers.

At June 30, 2011, the Company had two commercial real estate properties, valued at $195,000, classified as foreclosed real estate.  Charge-offs through the allowance for loan losses totaling $246,000 were recognized during the quarter ended June 30, 2011 on nonaccrual loans.  Charge-offs through the allowance for loan losses totaling $507,000 were recognized year to date for nonaccrual loans and on loans transferred to foreclosed real estate.

Non-interest Income.  Non-interest income for the three months ended June 30, 2011 totaled $605,000, a decrease of $17,000, or 2.7%, compared to $622,000 for the three months ended June 30, 2010.   The decrease in non-interest income for the quarter ended June 30, 2011 from the quarter ended June 30, 2010 is largely attributable to the $13,000 gain on sale of securities available for sale in the second quarter of 2010.

Non-interest income for the first six months of 2011 totaled $1.2 million, an increase of $216,000, or 22.9%, compared to the first six months of 2010.  The increase in non-interest income for the six months ended June 30, 2011 when compared to the same period in 2010 is due to a $27,000 increase in fees earned on checking accounts and no loss on sales of securities available for sale recorded in the first half of 2011, as compared to the $204,000 net realized loss on sales of securities available for sale recorded in 2010.  The loss on sales of securities available for sale in the first six months of 2010 was due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of other securities available for sale.

Non-interest Expense.  Non-interest expenses totaled $3.5 million for the quarter ended June 30, 2011 compared to $3.6 million for the quarter ended and June 30, 2010.  The $121,000 decrease in marketing expenditures in the second quarter of 2011 is the primary reason for the decrease in non-interest expenses.

For the six months ended June 30, 2011, non-interest expenses totaled $7.1 million, an increase of $108,000, or 1.5%, compared to the same period in 2010. The increase in non-interest expenses for the first six months of 2011 when compared to the first six months of 2010 is attributable to increases in salaries and employee benefits, occupancy and equipment expense, data processing fees, professional fees and foreclosed real estate, offset by decreases in marketing costs and FDIC insurance costs.  The $20,000 increase in salaries and benefits is primarily due to an increase in retirement and incentive compensation expenses, partially offset by a reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2010 period compared to the 2011 period.  The $161,000 increase in occupancy and equipment expense and $12,000 increase in data processing fees were due to the overall increase in operating costs and an increase in depreciation expense in 2011 as a result of a relocation of an existing branch in the beginning of 2011.  The $17,000 increase in the foreclosed real estate expense is a result of an overall increase in foreclosed real estate assets. The $149,000 decrease in marketing costs is due to management’s concerted effort to curtail marketing expenditures in 2011.

Income Taxes. The provision for income taxes for the three months ended June 30, 2011 was $216,000 compared to $248,000 for the three months ended June 30, 2010.  The decrease in the tax provision is due to lower income before taxes of $655,000 for the three months ended June 30, 2011, compared to net income before income taxes of $749,000 for the three months ended June 30, 2010.  The effective tax rate for the second quarter of 2011 was 33.0%, versus 33.1% for the 2010 period.

The provision for income taxes for the six months ended June 30, 2011 was $357,000, compared to $403,000 for the six months ended June 30, 2010.   The effective tax rate for the six month period of 2011 was 32.5%, versus 40.1% for the 2010 period.  The higher effective tax rate for the 2010 period was a result of the increase in the valuation reserve to offset the tax benefit associated with the loss on sales of securities available for sale.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $19.3 million.  On June 30, 2011, we had $97.1 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $47.3 million from the Federal Home Loan Bank of Boston.

At June 30, 2011, we had $24.3 million in loan commitments outstanding, which consisted of $1.3 million of real estate loan commitments, $15.3 million in unused home equity lines of credit, $3.9 million in construction loan commitments and $3.8 million in commercial lines of credit commitments.  Certificates of deposit due within one year of June 30, 2011 totaled $49.4 million, or 70.3% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At June 30, 2011, Newport Federal was subject to various regulatory capital requirements administered by the Office of Thrift Supervision, (Office of the Comptroller of the Currency, effective July 21, 2011), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2011 (the most current information available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2011 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$30,278	$-22,526	-43	6.99%	-424
200	38,728	-14,076	-27	8.69%	-254
100	46,555	-6,248	-12	10.15%	-108
50	49,834	-2,970	-6	10.73%	-50
0	52,804	0	0	11.23%	0
(50)	54,407	1,603	3	11.46%	23
(100)	55,428	2,624	5	11.59%	35

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2010 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets  as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 12, 2011	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)