Form 10-Q
period 2011-09-30
Newport Bancorp Inc
filed 2011-11-14
CIK 1355855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐                    No  ☒

As of November 1, 2011 the registrant had 3,521,406 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited) (Dollars in thousands, except share data)
Cash and due from banks	$29,454	$8,194
Short-term investments	112	1,181
Cash and cash equivalents	29,566	9,375

Securities held to maturity, at amortized cost	39,594	47,021
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	355,493	359,721
Allowance for loan losses	(3,668)	(3,672)
Loans, net	351,825	356,049
Premises and equipment	14,820	14,477
Accrued interest receivable	1,389	1,413
Net deferred tax asset	2,810	2,600
Bank-owned life insurance	10,991	10,705
Foreclosed real estate	255	100
Prepaid FDIC insurance	744	1,052
Other assets	852	1,163
Total assets	$458,576	$449,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$266,981	$261,050
Short-term borrowings	-	3,000
Long-term borrowings	136,727	132,236
Accrued expenses and other liabilities	3,523	3,696
Total liabilities	407,231	399,982

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,696	50,435
Retained earnings	19,850	18,832
Unearned compensation (317,992 and 338,030 shares at
September 30, 2011 and December 31, 2010, respectively)	(2,501)	(2,864)
Treasury stock, at cost (1,389,572 shares)	(16,749)	(16,749)
Total stockholders’ equity	51,345	49,703
Total liabilities and stockholders’ equity	$458,576	$449,685

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (Dollars in thousands, except share data)

Interest and dividend income:
Loans	$4,801	$5,032	$14,515	$15,057
Securities	489	583	1,570	1,844
Other interest-earning assets	15	10	31	16
Total interest and dividend income	5,305	5,625	16,116	16,917

Interest expense
Deposits	419	624	1,390	1,978
Short-term borrowings	-	-	3	-
Long-term borrowings	1,153	1,187	3,439	3,686
Total interest expense	1,572	1,811	4,832	5,664

Net interest income	3,733	3,814	11,284	11,253
Provision for loan losses	507	387	1,029	781

Net interest income, after provision for loan losses	3,226	3,427	10,255	10,472

Non-interest income:
Customer service fees	519	476	1,467	1,397
Net gain (loss) on sales of securities available for sale	-	16	-	(188)
Bank-owned life insurance	92	101	286	303
Miscellaneous	39	13	56	37
Total non-interest income	650	606	1,809	1,549

Non-interest expenses:
Salaries and employee benefits	1,839	1,925	5,725	5,791
Occupancy and equipment	537	474	1,647	1,423
Data processing	406	371	1,167	1,120
Professional fees	147	118	433	352
Marketing	151	227	530	755
Foreclosed real estate	49	18	107	59
FDIC insurance	92	102	326	346
Other general and administrative	186	191	563	563
Total non-interest expenses	3,407	3,426	10,498	10,409

Income before income taxes	469	607	1,566	1,612

Provision for income taxes	191	196	548	599

Net income	$278	$411	$1,018	$1,013

Weighted-average shares outstanding:
Basic	3,321,079	3,387,850	3,314,766	3,510,245
Diluted	3,331,446	3,387,850	3,369,618	3,510,245

Earnings per share:
Basic	$0.08	$0.12	$0.31	$0.29
Diluted	$0.08	$0.12	$0.30	$0.29

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital				Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Unearned Compensation	Treasury Stock
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	—	—	—	1,013	—	—	—	1,013
Net unrealized gain on securities available for sale	—	—	—	—	—	—	203	203
Total comprehensive income								1,216
Share-based compensation – restricted stock	—	—	—	—	285	—	—	285
Share-based compensation – options	—	—	290	—	—	—	—	290
Purchase of treasury shares (373,441 shares)	—	—	—	—	—	(4,547)	—	(4,547)
ESOP shares committed to be released (19,513 shares)	—	—	37	—	196	—	—	233
Balance at September 30, 2010	4,878,349	$49	$50,831	$18,045	$(2,984)	$(17,137)	$64	$48,868
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$—	$49,703
Comprehensive income:
Net income	—	—	—	1,018	—	—	—	1,018
Share-based compensation – restricted stock	—	—	—	—	168	—	—	168
Share-based compensation – options	—	—	192	—	—	—	—	192
ESOP shares committed to be released (19,513 shares)	—	—	69	—	195	—	—	264
Balance at September 30, 2011	4,878,349	$49	$50,696	$19,850	$(2,501)	$(16,749)	$—	$51,345

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2011	2010
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$1,018	$1,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,029	781
Accretion of securities	(115)	(129)
Net loss on sales of securities available for sale	-	188
Loss on sale of foreclosed real estate	-	17
Write-down on foreclosed real estate	25	-
Amortization of net deferred loan fees	(262)	(290)
Depreciation and amortization of premises and equipment	724	646
Share-based compensation and ESOP allocation	624	808
Deferred income tax benefit	(210)	(278)
Income from bank-owned life insurance	(286)	(303)
Amortization of prepaid FDIC insurance	308	305
Net change in:
Accrued interest receivable	24	7
Other assets	311	596
Accrued expenses and other liabilities	(173)	(27)
Net cash provided by operating activities	3,017	3,334

Cash flows from investing activities:
Sales of securities available for sale	-	5,249
Purchases of securities held to maturity	-	(5,975)
Reinvested dividends on mutual funds	-	(8)
Principal payments received on securities held to maturity	7,542	9,095
Net loan principal payments	3,106	1,273
Proceeds from sales of foreclosed real estate	171	108
Additions to premises and equipment	(1,067)	(725)
Net cash provided by investing activities	9,752	9,017

Cash flows from financing activities:
Net increase in deposits	5,931	8,215
Net decrease in borrowings with maturities of three months or less	(3,000)	—
Proceeds from borrowings with maturities in excess of three months	10,500	3,000
Repayment of borrowings with maturities in excess of three months	(6,009)	(14,673)
Purchase of treasury stock	-	(4,547)
Net cash provided (used) by financing activities	7,422	(8,005)

Net change in cash and cash equivalents	20,191	4,346
Cash and cash equivalents at beginning of period	9,375	19,368
Cash and cash equivalents at end of period	$29,566	$23,714

Supplementary information:
Interest paid on deposit accounts	$1,488	$1,965
Interest paid on borrowings	3,456	3,742
Income taxes paid, net of refunds	503	1,091
Transfers from loans to foreclosed real estate	350	225

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan.  This ASU amends the disclosure requirements for multiemployer pension plans and multiemployer other postretirement benefit plans.  This Update requires an employer to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans.  The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011. There will be no impact to the consolidated financial results as the amendments relate only to additional disclosures.

In June 2011, the FASB issued Accounting ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  The measurement of impairment will be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses will be provided beginning in the period of adoption of this Update.  The Company adopted this Update on July 1, 2011 and it did not have a material impact on its consolidated financial statements.

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

NOTE 3 –SECURITIES

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
September 30, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$39,594	$3,380	$-	$42,974

December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$47,021	$2,300	$(7)	$49,314

At September 30, 2011 and December 31, 2010, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 8).

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.  There were no securities with gross unrealized losses at September 30, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2010

Government-sponsored enterprise
residential mortgage-backed securities	$7	$9,785	$-	$-

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family residential	$209,089	$203,893
Multi-family residential	17,876	22,540
Equity loans and lines of credit	20,038	23,112
Commercial	101,989	104,531
Construction	6,240	4,948
	355,232	359,024
Commercial loans	1,155	1,638
Consumer loans	284	288
Total loans	356,671	360,950

Less: Allowance for loan losses	(3,668)	(3,672)
Net deferred loan fees	(1,178)	(1,229)

Loans, net	$351,825	$356,049

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	Residential	Commercial
	Mortgages	Mortgages	Construction	Commercial	Consumer	Total
	(Dollars in thousands)

Three months ending September 30, 2011
Allowance for loan losses:
Balance at June 30, 2011	$1,554	$2,011	$97	$21	$4	$3,687
Provision for loans losses	404	62	8	33	-	507
Loans charged-off	(490)	-	-	(36)	-	(526)
Balance at September 30, 2011	$1,468	$2,073	$105	$18	$4	$3,668

Nine months ending September 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$1,578	$1,976	$89	$25	$4	$3,672
Provision for loans losses	628	356	16	29	-	1,029
Loans charged-off	(738)	(259)	-	(36)	-	(1,033)
Balance at September 30, 2011	$1,468	$2,073	$105	$18	$4	$3,668

September 30, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,468	2,073	105	18	4	3,668

Recorded investment in:
Loans deemed to be impaired	1,693	-	-	-	-	1,693

Loans deemed not to be impaired	245,310	101,989	6,240	1,155	284	354,978

Total unpaid principal
balance of impaired loans	1,946	-	-	-	-	1,946

December 31, 2010

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,578	1,976	89	25	4	3,672

Loans deemed to be impaired	108	-	-	-	-	108

Loans deemed not to be impaired	249,437	104,531	4,948	1,638	288	360,842

The following is a summary of past due and non-accrual loans at September 30, 2011 and December 31, 2010:

	30-59 Days	60-89 Days	Greater than	Total	Loans on
	Past Due	Past Due	90 Days	Past Due	Non-accrual
September 30, 2011	(Dollars in thousands)

Residential mortgages:
One-to-four family	$41	$1,064	$550	$1,655	$550
Multi-family	-	285	858	1,143	1,143
Equity loans and lines of credit	50	-	-	50	-
Commercial mortgages	274	-	-	274	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$365	$1,349	$1,408	$3,122	$1,693

December 31, 2010

Residential mortgages:
One-to-four family	$220	$-	$108	$328	$108
Multi-family	-	-	-	-	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	618	-	-	618	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$838	$-	$108	$946	$108

At September 30, 2011 and December 31, 2010, there were no additional funds committed to be advanced in connection with impaired loans.  For the quarters ended September 30, 2011 and September 30, 2010, the average recorded investment in impaired loans amounted to $1.3 million and $1.1 million, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, the average recorded investment in impaired loans amounted to $775,000 and $1.1 million, respectively. For the three months ended September 30, 2011 and September 30, 2010, the Company recognized $3,000 and $11,000 of interest income on impaired loans, respectively.  The Company recognized $25,000 and $16,000 of interest income on impaired loans during the first nine months of 2011 and 2010, respectively.  At September 30, 2011 and December 31, 2010, there were no loans greater than ninety days past due and still accruing interest.

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

Information pertaining to the Company’s loans by risk rating follows:

	Multi-family	Commercial		Commercial
	Mortgages	Mortgages	Construction	Loans	Total
	(Dollars in thousands)
September 30, 2011

Loans rated 1 - 4	$13,231	$74,834	$1,700	$953	$90,718
Loans rated 5	1,573	15,036	4,540	155	21,304
Loans rated 6	1,929	7,499	-	47	9,475
Loans rated 7	1,143	4,620	-	-	5,763
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$17,876	$101,989	$6,240	$1,155	$127,260

December 31, 2010

Loans rated 1 - 4	$18,271	$80,961	$1,168	$1,577	$101,977
Loans rated 5	2,053	13,103	3,382	-	18,538
Loans rated 6	2,216	7,355	398	61	10,030
Loans rated 7	-	3,112	-	-	3,112
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$22,540	$104,531	$4,948	$1,638	$133,657

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit.  On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary.  At September 30, 2011, one residential one-to-four family mortgage loan was rated substandard and amounted to $550,000.  At December 31, 2010, one residential one-to-four family mortgage loan was rated substandard and amounted to $92,000.  All other residential one-to-four family real estate and equity loans and lines of credit were classified as pass at September 30, 2011 and December 31, 2010.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $24.7 million at September 30, 2011, as compared to $23.8 million as of December 31, 2010.  Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

On June 4, 2011, the Bank entered into a purchase and sales agreement to sell the 2 Wilder Avenue, Westerly, Rhode Island property, a former branch location prior to the branch being relocated, which has a net carrying value of $431,000 at September 30, 2011, for $460,000.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Net income applicable to common stock	$278	$411	$1,018	$1,013

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,390)	(1,336)	(1,390)	(1,207)
Less: Weighted average unallocated ESOP shares	(244)	(270)	(251)	(277)
Add: Weighted average unvested restricted stock plan shares
with non-forfeitable dividend rights	77	116	78	116
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,321	3,388	3,315	3,510

Effect of dilutive common stock equivalents	10	-	55	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,331	3,388	3,370	3,510

Options for 477,467 and 432,982 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and nine month periods ended September 30, 2011, respectively.  Options for 487,834 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and nine month periods ended September 30, 2010.

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

Assets Measured at Fair Value

There were no assets or liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010. The Company does not measure any liabilities at fair value on a non-recurring basis.

Assets measured at fair value on a non-recurring basis are summarized below:

				Total Losses
				Three Months Ended		Nine Months Ended
				September 30,		September 30,
	Level 1	Level 2	Level 3	2011	2010	2011	2010
	(Dollars in thousands)
September 30, 2011

Impaired loans	$-	$-	$1,693	$525	$412	$1,032	$747
Foreclosed real estate	-	-	255	25	-	25	-
	$-	$-	$1,948	$550	$412	$1,057	$747

December 31, 2010

Foreclosed real estate	$-	$-	$100

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

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$29,566	$29,566	$9,375	$9,375
Securities held to maturity	39,594	42,974	47,021	49,314
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	351,825	372,745	356,049	364,968
Accrued interest receivable	1,389	1,389	1,413	1,413

Financial liabilities:
Deposits	266,981	267,838	261,050	261,851
Short-term borrowings	-	-	3,000	3,000
Long-term borrowings	136,727	140,276	132,236	133,866
Accrued interest payable	420	420	535	535

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at September 30, 2011 and December 31, 2010 amounted to $96,727,000 and $95,236,000, respectively.  All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans.  At September 30, 2011 and December 31, 2010, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $204,638,000 and $204,031,000, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Government-sponsored enterprise residential mortgage-backed securities pledged to secure these agreements have a carrying value of $39.6 million and $47.0 million and a fair value of $42.9 million and $49.3 million at September 30, 2011 and December 31, 2010, respectively.  These mortgage-backed securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid. In addition, the Company has $5.0 million in cash equivalents pledged as collateral to secure these agreements at September 30, 2011.  There was no cash pledged at December 31, 2010.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

 Total assets at September 30, 2011 were $458.6 million, an increase of $8.9 million compared to $449.7 million at December 31, 2010.  The increase in assets was primarily concentrated in cash and cash equivalents, partially offset by a decrease in securities and a decrease in net loans.

Cash and cash equivalents increased by $20.2 million, or 215.4%, due to principal payments received on mortgage-backed securities and loans and an increase in deposits and borrowings.  Securities held to maturity decreased by $7.4 million, or 15.8%.

The net loan portfolio decreased by $4.2 million, or 1.2%, during the first nine months of 2011.  The loan portfolio decrease was attributable to decreases in multi-family mortgages ($4.7 million, or 20.7%), home equity loans and lines of credit ($3.1 million, or 13.3%), commercial mortgages ($2.5 million, or 2.4%) and commercial loans ($483,000, or 29.5%), partially offset by increases in residential mortgages ($5.2 million, or 2.6%) and construction loans ($1.3 million, or 26.1%).

During the nine months ended September 30, 2011, deposit balances increased by $5.9 million, or 2.3%. The increase in deposits occurred in NOW/Demand accounts ($3.0 million, or 2.7%), savings accounts ($2.6 million, or 8.7%) and time deposit accounts ($2.0 million, or 2.8%), partially offset by a decrease in money market accounts ($1.6 million, or 3.2%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, increased $1.5 million, or 1.1%, to $136.7 million at September 30, 2011, compared to an outstanding balance of $135.2 million at December 31, 2010.

Total stockholders’ equity at September 30, 2011 was $51.3 million compared to $49.7 million at December 31, 2010.  The increase was primarily attributable to net income and stock-based compensation credits.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010

 General.  Net income decreased by $133,000, or 32.4%, to $278,000 for the three months ended September 30, 2011, compared to $411,000 for the three months ended September 30, 2010.  The decrease was primarily due to a decrease in net interest income and an increase in the provision for loan losses, partially offset by an increase in non-interest income and a decrease in non-interest expenses.

Net income totaled $1.0 million for both the nine months ended September 30, 2011 and September 30, 2010, only increasing slightly by $5,000, or 0.5%, between the two periods.  This increase was due to increases in net interest income and non-interest income, partially offset by increases in the provisions for loan losses and non- interest expenses.

Net Interest Income.  Net interest income for the three months ended September 30, 2011 was $3.7 million, an $81,000, or 2.1%, decrease from $3.8 million for the three months ended September 30, 2010.  The decrease in the quarterly net interest income was primarily due to a decrease in the interest earned on loans and securities, partially offset by a decrease in the expense from deposits and borrowings. The Company’s third quarter 2011 interest rate spread decreased to 3.55% from 3.63% in the third quarter of 2010, a decrease of 8 basis points.

Net interest income was $11.3 million for the nine months ended September 30, 2011 and September 30, 2010.    Net interest income remained relatively the same between the two periods, as a decrease in interest expense on deposits and borrowings was offset by a decrease in the interest earned on loans and securities.  The Company’s interest rate spread for the nine months ended September 30, 2011 increased to 3.52% from 3.45% for the nine months ended September 30, 2010, an increase of 7 basis points.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net (1)	$352,999	$4,801	5.44%	$347,600	$5,032	5.79%
Securities	40,966	489	4.77	45,330	583	5.14
Other interest-earning assets	6,176	15	0.97	7,164	10	0.56
Total interest-earning assets	400,141	5,305	5.30	400,094	5,625	5.62

Bank-owned life insurance	10,931			10,555
Noninterest-earning assets	45,392			45,075
Total assets	$456,464			$455,724

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,097	106	0.60	$73,293	205	1.12
Savings accounts	30,893	8	0.10	28,987	15	0.21
Money market accounts	49,993	57	0.46	51,397	125	0.97
Certificates of deposit	71,414	248	1.39	75,889	279	1.47
Total interest-bearing deposits	223,397	419	0.75	229,566	624	1.09

Borrowings	136,848	1,153	3.37	134,496	1,187	3.53
Total interest-bearing liabilities	360,245	1,572	1.75	364,062	1,811	1.99

Demand deposits	40,906			36,813
Noninterest-bearing liabilities	3,809			4,901
Total liabilities	404,960			405,776

Stockholders’ equity	51,504			49,948
Total liabilities and stockholders’ equity	$456,464			$455,724

Net interest income		$3,733			$3,814
Interest rate spread			3.55%			3.63%
Net interest margin			3.73%			3.81%
Average interest-earning assets to average interest-bearing liabilities			111.07%			109.90%

          (1) Includes non-accrual loans.

Total interest and dividend income decreased $320,000, or 5.7%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $231,000, or 4.6%, for the three months ended September 30, 2011 due to a decrease in the yield earned on loans, offset by an increase in the average balance of loans.  The average balance of loans increased 1.6% to $353.0 million for the three months ended September 30, 2011 from $347.6 million for the three months ended September 30, 2010, while the yield earned on loans decreased to 5.44% for the three months ended September 30, 2011 from 5.79% for the three months ended September 30, 2010.  Interest earned on securities decreased $94,000 due to the decrease in the average balance of securities to $41.0 million for the three months ended September 30, 2011 from $45.3 million for the three months ended September 30, 2010, in addition to the 37 basis points decrease in the average yield earned on securities.  Interest earned on other-interest earning assets increased to $15,000 for three months ended September 30, 2011 from $10,000 for the three months ended September 30, 2010 due to the increase in the average yield to 0.97% from 0.56%, despite the decrease in the average balance.

Total interest expense decreased $239,000 to $1.6 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010, primarily due to a 24 basis point decrease in the total average cost of interest-bearing liabilities, including a 34 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $99,000 or 52 basis points in the average cost), money market accounts (a decrease of $68,000 or 51 basis points in the average cost) and certificate of deposit accounts (a decrease of $31,000 or 8 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 2.9% to $1.1 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010, due to a decrease in the average cost to 3.37% from 3.53%, despite the increase in the average balance of $2.4 million to $136.8 million from $134.5 million.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net (1)	$355,131	$14,515	5.45%	$349,027	$15,057	5.75%
Securities	43,097	1,570	4.86	49,079	1,844	5.01
Other interest-earning assets	6,165	31	0.67	9,716	16	0.22
Total interest-earning assets	404,393	16,116	5.31	407,822	16,917	5.53

Bank-owned life insurance	10,838			10,455
Noninterest-earning assets	38,061			35,034
Total assets	$453,292			$453,311

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,890	373	0.69	$73,063	689	1.26
Savings accounts	30,315	36	0.16	27,719	46	0.22
Money market accounts	51,617	252	0.65	49,452	388	1.05
Certificates of deposit	70,172	729	1.39	75,800	855	1.50
Total interest-bearing deposits	223,994	1,390	0.83	226,034	1,978	1.17

Borrowings	136,542	3,442	3.36	137,754	3,686	3.57
Total interest-bearing liabilities	360,536	4,832	1.79	363,788	5,664	2.08

Demand deposits	37,990			34,675
Noninterest-bearing liabilities	3,850			4,054
Total liabilities	402,376			402,517

Stockholders’ equity	50,916			50,794
Total liabilities and stockholders’ equity	$453,292			$453,311

Net interest income		$11,284			$11,253
Interest rate spread			3.52%			3.45%
Net interest margin			3.72%			3.68%
Average interest-earning assets to average interest-bearing liabilities			112.16%			112.10%

         (1) Includes non-accrual loans.

Total interest and dividend income decreased $801,000, or 4.7%, between the two periods due to a decrease in interest earned on loans and securities.  Interest earned on loans decreased $542,000, or 3.6%, for the nine months ended September 30, 2011 due to a 30 basis point decrease in the yield earned on loans, while the average balance of loans increased 1.7% to $355.1 million for the nine months ended September 30, 2011 from $349.0 million for the nine months ended September 30, 2010.  Interest earned on securities decreased $274,000, due to a 15 basis point decrease in the average yield and a $6.0 million decrease in the average balance of securities to $43.1 million for the nine months ended September 30, 2011 compared to $49.1 million for the nine months ended September 30, 2010.

Total interest expense decreased $832,000 to $4.8 million for the nine months ended September 30, 2011 from $5.7 million for the nine months ended September 30, 2010, primarily due to a 29 basis point decrease in the total average cost of interest-bearing liabilities, including a 34 basis point decrease in the total average cost of interest-bearing deposits.  The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $316,000 or 57 basis points in the average cost), money market accounts (a decrease of $136,000 or 40 basis points in the average cost) and certificate of deposit accounts (a decrease of $126,000 or 11 basis points in the average cost).  With decreases in short-term market interest rates, customers have increasingly shown a preference for our higher-yielding core accounts, rather than the longer-term time deposit accounts.  The cost of total borrowings decreased 6.6% to $3.4 million for the nine months ended September 30, 2011 from $3.7 million for the nine months ended September 30, 2010, due to a decrease in the average cost to 3.36% from 3.57%, and a decrease in the average balance of $1.2 million to $136.5 million from $137.8 million.

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

	For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$450	$(681)	$(231)
Securities	(54)	(40)	(94)
Other interest-earning assets	(8)	13	5
Total interest-earning assets	388	(708)	(320)

Interest Expense:
Deposits	(16)	(189)	(205)
Borrowings	110	(144)	(34)
Total interest-bearing liabilities	94	(333)	(239)
Change in net interest income	$294	$(375)	$(81)

	For the Nine Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$391	$(933)	$(542)
Securities	(219)	(55)	(274)
Other interest-earning assets	(11)	26	15
Total interest-earning assets	161	(962)	(801)

Interest Expense:
Deposits	(18)	(570)	(588)
Borrowings	(32)	(212)	(244)
Total interest-bearing liabilities	(50)	(782)	(832)
Change in net interest income	$211	$(180)	$31

Provision for Loan Losses.  The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The Company’s loan loss provision for the three months ended September 30, 2011 was $507,000 compared to $387,000 the three months ended September 30, 2010.  The Company’s loan loss provision for the nine months ended September 30, 2011 was $1.0 million compared to $781,000 for the nine months ended September 30, 2010.

At September 30, 2011 there were $15.8 million of classified and criticized loans.  At September 30, 2011, loans classified as special mention totaled $9.5 million, which consisted primarily of commercial and multi-family residential mortgages, compared to $10.0 million at December 31, 2010.  Loans classified as substandard, including all impaired loans, totaled $6.3 million at September 30, 2011, compared to $3.2 million at December 31, 2010. This increase in substandard loans is due to concerns about the local commercial real estate market. Total classified and criticized loans represent 4.4% of the Company’s total gross loans at September 30, 2011, compared to 3.5% at September 30, 2010.

There were no changes in the methodology of calculating the allowance for loan losses from the first nine months of 2010 through the first nine months of 2011. The percentages used to calculate the required reserves for non-classified residential mortgages, multi-family and commercial real estate mortgages, consumer loans, and construction loans, were consistent for the periods. The percentages used to calculate the required reserves for residential home equity lines and loans and substandard loans were higher in the nine months ended September 30, 2011, when compared to the same period in 2010, due to an increase in the trend of charge-offs and delinquencies, which resulted in a higher loan loss provision during the 2011 period.  The allowance for loan losses to total loans was 1.03%, 1.02% and 0.99% at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The ratio increased slightly from December 31, 2010 to September 30, 2011 due to the increase in the total classified and criticized loans that, although currently performing, represent increased risk, due to deteriorating economic conditions.  The Company has no exposure to subprime loans in its loan portfolio.

The following table provides information with respect to our non-performing assets at the dates indicated.  There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.  There were no impaired loans which required a valuation reserve at the dates indicated.

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family	$550	$108	$108
Multi-family	1,143	-	-
Commercial	-	-	-
Home equity loans and lines of credit	-	-	25
Construction	-	-	510
Commercial loan	-	-	32
Total nonaccrual loans	1,693	108	675
Foreclosed real estate	255	100	100
Total non-performing assets	$1,948	$208	$775
Total non-performing loans to total loans	0.48%	0.03%	0.19%
Total non-performing loans to total assets	0.37%	0.02%	0.15%
Total non-performing assets to total assets	0.42%	0.05%	0.17%

Non-performing assets were $1.9 million at September 30, 2011, an increase of $1.7 million, from December 31, 2010.  There were $775,000 million of non-performing assets at September 30, 2010.  Non-performing loans have increased in the first nine months of 2011 as the deterioration in general economic conditions continues, including decreased real estate values, which have resulted in significant challenges for some commercial borrowers.

At September 30, 2011, the Company had two commercial real estate properties, valued at $170,000, and one multi-family real estate property, valued at $85,000, classified as foreclosed real estate.  Net loan charge-offs totaling $525,000 and $1.0 million were recognized during the quarter and nine months ended September 30, 2011, respectively.

Non-interest Income.  Non-interest income for the three months ended September 30, 2011 totaled $650,000, an increase of $44,000, or 7.3%, compared to $606,000 for the three months ended September 30, 2010.   The increase in non-interest income for the quarter ended September 30, 2011 from the quarter ended September 30, 2010 is largely is attributable to a $43,000 increase in fees earned on checking accounts.

Non-interest income for the first nine months of 2011 totaled $1.8 million, an increase of $260,000, or 16.8%, compared to the first nine months of 2010.  The increase in non-interest income for the nine months ended September 30, 2011 when compared to the same period in 2010 is primarily due to the $70,000 increase in fees earned on checking accounts and no loss on sales of securities available for sale recorded in the first nine months of 2011, as compared to the $188,000 net realized loss on sales of securities available for sale recorded in 2010.  The loss on sales of securities available for sale in the first nine months of 2010 was due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of other securities available for sale.

Non-interest Expense.  Total non-interest expenses totaled $3.4 million for each of the quarters ended September 30, 2011 and September 30, 2010.  For the nine months ended September 30, 2011, non-interest expenses totaled $10.5 million, an increase of $89,000, or 0.9%, compared to the same period in 2010.

The increases in non-interest expenses in the 2011 periods compared to the 2010 periods is attributable to increases in occupancy and equipment expense, data processing fees, professional fees and foreclosed real estate, offset by decreases in salaries and employee benefits, marketing costs and FDIC insurance costs.  The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs and an increase in depreciation expense in 2011 as a result of a relocation of an existing branch in the beginning of 2011.  The increase in the foreclosed real estate expense is a result of an overall increase in foreclosed real estate assets. The decrease in salaries and benefits is primarily due to a reduction in the stock-based compensation expense associated with option grants and restricted stock awards.  The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2010 period compared to the 2011 period.  The decrease in marketing costs is a result of management’s strategy to curtail marketing expenditures in 2011. The decrease in FDIC insurance was a result of the FDIC ruling that changed its assessment system for deposit insurance coverage from one based on domestic deposits to one based on consolidated total assets less tangible equity and revised the assessment rate schedule.  This ruling, effective for the quarter ended June 30, 2011, resulted in a lower expense in deposit insurance coverage for the 2011 periods compared to the 2010 periods.

Income Taxes. The provision for income taxes for the three months ended September 30, 2011 was $191,000 compared to $196,000 for the three months ended September 30, 2010.  The decrease in the tax provision is due to lower income before taxes of $469,000 for the three months ended September 30, 2011, compared to net income before income taxes of $607,000 for the three months ended September 30, 2010.  The effective tax rate for the third quarter of 2011 was 40.7%, versus 32.3% for the 2010 period.  The higher effective tax rate for the 2011 period was a result of an additional tax provision of $36,000 recorded in the third quarter of 2011 due to the revised estimate of the available deduction for the donation made in 2006 to the charitable foundation, for which the carryforward expires in 2011.

The provision for income taxes for the nine months ended September 30, 2011 was $548,000, compared to $599,000 for the nine months ended September 30, 2010.   The effective tax rate for the nine month period of 2011 was 35.0%, versus 37.2% for the 2010 period.  The higher effective tax rate for the 2010 period was a result of the increase in the valuation reserve to offset the tax benefit associated with the loss on sales of securities available for sale in 2010.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $29.6 million.  At September 30, 2011, we had $96.7 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $47.1 million from the Federal Home Loan Bank of Boston.

At September 30, 2011, we had $24.7 million in loan commitments outstanding, which consisted of $3.5 million of real estate loan commitments, $14.7 million in unused home equity lines of credit, $2.5 million in construction loan commitments and $4.1 million in commercial lines of credit commitments.  Certificates of deposit due within one year of September 30, 2011 totaled $52.3 million, or 73.0% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At September 30, 2011, we are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.   We use an interest rate sensitivity analysis prepared by our primary federal regulator to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in our net portfolio value at June 30, 2011 (the most current information available), that would occur in the event of an immediate change in interest rates based on assumptions of our regulators, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2011 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$36,993	$-21,081	-36	8.34%	-386
200	45,407	-12,667	-22	9.97%	-223
100	52,912	-5,161	-9	11.34%	-86
50	55,767	-2,307	-4	11.82%	-38
0	58,074	0	0	12.20%	0
(50)	58,556	482	1	12.23%	3
(100)	60,347	2,274	4	12.52%	32

Our primary federal regulator uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange

 Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.      Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2010 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2011.

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

Newport Bancorp, Inc.

Date:	November 14, 2011	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Bruce A. Walsh
Bruce A. Walsh Senior Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)