Form 10-K
period 2011-12-31
Newport Bancorp Inc
filed 2012-03-16
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-51856

NEWPORT BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-4465271 (I.R.S. Employer Identification No.)
100 Bellevue Avenue, Newport, Rhode Island (Address of principal executive offices)	02840 (Zip Code)

(401) 847-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011 was approximately $28,651,800.

The number of shares outstanding of the registrant’s common stock as of March 6, 2012 was 3,506,406.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 17, 2012 are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Newport Bancorp, Inc. operates, as well as nationwide, Newport Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

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

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888. The Bank operates as a community-oriented financial institution offering financial services to consumers and businesses in the Bank’s market area. Newport Federal attracts deposits from the general public and uses those funds to originate one-to-four family residential loans, commercial real estate loans, home equity loans and lines of credit, multi-family loans, construction loans, commercial loans and consumer loans. At December 31, 2011, 99.6% of the loans in our portfolio were collateralized by real estate.

In connection with the Company’s initial stock offering, in July 2006, the Company established and funded the Newportfed Charitable Foundation (the “Foundation”) with shares of Company common stock equal to 7.4% of the shares sold in the stock offering. The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

Available Information

The Bank’s website address is www.newportfederal.com. Information on the Bank’s website should not be considered a part of this Form 10-K.

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

The Bank’s most direct competition for deposits has historically come from the several financial institutions operating in its market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Newport Federal also faces competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the FDIC, the Bank held approximately 11.91% of the deposits in Newport County, Rhode Island and approximately 2.39% of the deposits in Washington County, Rhode Island. In addition, banks owned by large holding companies such as Bank of America, Citizens and Sovereign also operate in our market area. These institutions are significantly larger than the Bank and, therefore, have significantly greater resources.

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

Lending Activities

General. The largest segment of the Bank’s loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans. The other significant segment of the Bank’s loan portfolio is commercial real estate loans. To a lesser degree, Newport Federal also originates home equity loans and lines of credit, multi-family loans and construction loans. The Bank also offers commercial business loans and consumer loans, which constituted 0.32% and 0.11%, respecitively, of total loans at December 31, 2011. The Bank originates loans for investment purposes, although the Bank occasionally may sell a portion of its one-to-four family residential loans into the secondary market.

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

As of December 31, 2011, the Bank’s largest loan secured by commercial real estate was $3.9 million. This loan is secured by retail commercial property. This loan was performing in accordance with its original terms at December 31, 2011.

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

Construction Loans. Newport Federal originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes. The Bank’s residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. One-to-four family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements. Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements. At December 31, 2011, the largest construction loan was for $1.8 million, which was fully advanced. This loan was performing according to its original terms at December 31, 2011. Construction loans to individuals are generally made on the same terms as Newport Federal’s one-to-four family mortgage loans.

Commercial Business Loans. The Bank occasionally offers commercial loans, which are secured by business assets or are unsecured. At December 31, 2011, commercial business loans totaled $1.1 million, or 0.32% of total loans.

Consumer Loans. The Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. At December 31, 2011, consumer loans totaled $399,000, or 0.11% of total loans.

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

Commercial Business Loans and Consumer Loans. Commercial business loans and consumer loans may entail greater risk than do residential real estate loans, particularly in the case when these loans are unsecured or secured by assets that depreciate rapidly, such as inventory or motor vehicles. In the latter case, repossessed collateral for a defaulted commercial or consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. Occasionally, Newport Federal sells loans that the Bank has originated. The decision to sell loans is based on prevailing market interest rate conditions and interest rate management. Newport Federal did not sell any loans in 2011 or 2010.

From time to time, Newport Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $1.5 million at December 31, 2011. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.

Loan participations in which we are not the lead lender, which we refer to as purchased participation loans, totaled $2.0 million at December 31, 2011. Loan participations are also subject to the same credit analysis and loan approvals as loans Newport Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Newport Federal participates. However, as with purchased whole loans, the Bank does not service purchased participation loans. Thus, with respect to purchased whole loans and purchased participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus. At December 31, 2011, Newport Federal’s regulatory limit on loans to one borrower was $7.1 million. At that date, the Bank’s largest lending relationship was $4.1 million and was secured by real property. This relationship consists of three construction loans and one commercial real estate loan, which were performing in accordance with their original terms at December 31, 2011.

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

At December 31, 2011, the Bank’s investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae.

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

Personnel

At December 31, 2011, the Bank had 71 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit. Newport Federal believes that its relationship with its employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal Savings Bank. Newport Federal Savings Bank has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.

REGULATION AND SUPERVISION

General

Newport Federal is primarily examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is also subject to examination by the FDIC. The OCC assumed regulatory authority over federally chartered savings banks such as Newport Federal when the Office of Thrift Supervision was abolished in July 2011. Federal institution regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. Newport Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which regulates reserves to be maintained against deposits and other matters. Newport Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Newport Federal’s mortgage documents. Newport Federal also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

Newport Bancorp, a savings and loan holding company, is required to file certain reports with, and is subject to regulation and examination by, the Federal Reserve Board. The Federal Reserve Board assumed regulatory authority over savings and loan holding companies such as Newport Bancorp when the Office of Thrift Supervision was abolished in July 2011. Newport Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Newport Federal and Newport Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Newport Federal and Newport Bancorp. In addition, any change in applicable laws or regulations described below, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on Newport Bancorp and Newport Federal and their operations.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation commonly referred to as the Dodd-Frank Act was signed into law. As the Dodd-Frank Act is implemented, it is resulting in far-reaching changes across the financial regulatory landscape, including, among other things:

•	Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws and having the authority to promulgate rules intended to protect consumers in the financial product and services market. Institutions of under $10 billion in assets, such as Newport Federal, will continue to be examined for consumer compliance by their primary banking regulatory agency. However, the creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.
•	Required new minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and restricted the components of Tier 1 capital to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. However, there is a five-year transition period before the capital requirements will apply to savings and loan holding companies, such as Newport Bancorp.
•	Excluded from Tier 1 capital the proceeds of trust preferred securities unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.
•	As of July 21, 2011, transferred the federal regulation of Newport Federal from the Office of Thrift Supervision to the OCC, the primary federal regulator for national banks.
•	As of July 21, 2011, transferred supervision of all savings and loan holding companies, including Newport Bancorp, to the Federal Reserve Board.
8

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital effective for the quarter ended June 30, 2011, eliminated the ceiling on the size of the Deposit Insurance Fund and increased the floor to the size of that fund.
•	Implemented corporate governance revisions, including new rules regarding executive compensation, that apply to all public companies, not just financial institutions.
•	Made permanent the $250,000 per account limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repealed the federal prohibitions on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Required that originators of certain securitized loans retain a portion of the credit risk, established reforms on mortgage loan origination and mandated regulatory rate-setting for certain debit card interchange fees.

Many aspects of the Dodd-Frank Act are subject to rulemaking and are taking effect over several years, making it difficult to anticipate the overall financial impact on Newport Bancorp, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that increase capital requirements of Newport Bancorp and/or Newport Federal could require additional sources of capital in the future. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Federal Savings Insitution Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and from the regulations of the OCC. Under these laws and regulations, Newport Federal may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Newport Federal also may establish subsidiaries that may engage in certain activities not otherwise permissible for Newport Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual banks where necessary.

At December 31, 2011, Newport Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Newport Federal’s largest lending relationship with a single or related group of borrowers totaled $4.1 million, which represented 7.9% of unimpaired capital and surplus. Therefore, Newport Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings bank, Newport Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Newport Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Newport Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2011, Newport Federal maintained approximately 96.39% of its portfolio assets in qualified thrift investments and met the QTL test in each of the prior twelve months.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company, such as Newport Federal, must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application may be disapproved if:

•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
10

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if the institution would be undercapitalized after making such distribution.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. The Bank's primary sources of liquidity to meet short-term and long-term fund needs are liquid assets, deposit generation and access to funding from the Federal Home Loan Bank of Boston.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Newport Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Newport Federal. Newport Bancorp is an affiliate of Newport Federal. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The regulations require savings banks to maintain detailed records of all transactions with affiliates.

Newport Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Newport Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Newport Federal’s Board of Directors.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The OCC assumed the Office of Thrift Supervision’s enforcement authority as part of the Dodd-Frank Act regulatory restructuring. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, each federal banking agency prescribed certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital (3% for institutions with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital);
•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and
•	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a federal savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, identification of the types and levels of activities in which the savings bank will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for a savings bank required to submit a capital restoration plan must guarantee performance under the plan in an amount of the lesser of an amount equal to 5% of the savings bank’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings bank to adequately capitalized status. The guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized are subjected to additional supervisory restrictions such as a general prohibition on capital distributions and restrictions on asset growth and new lines of business. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Newport Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Newport Federal are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may revise the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011. On December 31, 2009, Newport Federal prepaid $1.5 million in estimated fees for 2010 through 2012. The prepayment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years. As of December 31, 2011, a total of $762,000 of this prepaid expense has been amortized into expense, representing actual assessments for 2010 and 2011. Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Newport Federal. Management cannot predict what assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the auspices of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2011, Newport Federal paid $28,000 in fees related to the FICO.

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

Federal Home Loan Bank System. Newport Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Newport Federal is required to acquire and hold a designated amount of shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Newport Federal was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Newport Federal are subject to state usury laws and federal laws concerning interest rates. Newport Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act, governing uniformity in the disclosure of terms and conditions regarding interest and fees on new savings accounts; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Newport Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act, which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations required depository institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also
14

applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Newport Bancorp is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Newport Bancorp is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Newport Bancorp and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. This regulatory oversight of savings and loan holding companies, including Newport Bancorp, was assumed by the Federal Reserve Board from the Office of Thrift Supervision in July 2011.

Permissible Activities. Under present law, the business activities of Newport Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Newport Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive effects.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. Instruments issued before May 19, 2010 by holding companies with less than $15 billion in consolidated assets (as of December 31, 2009) are grandfathered. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loans holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has indicated is generally applicable to savings and loan holding companies as well. The policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Newport Bancorp to pay dividends or otherwise engage in capital distributions.

Change in Control Laws and Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Newport Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not disapproved the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under certain circumstances including where, as is the case with Newport Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread since 2007 as interest rates decreased. However, our ability to continue to lower our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

The Dodd-Frank Act, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and will continue to result in new rules and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Newport Federal to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also required the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to supervise and regulate all savings and loan holding companies, like Newport Bancorp, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Newport Bancorp, unless an exemption exists. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. These capital requirements are substantially similar to the capital requirements currently applicable to Newport Federal, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. However, there is a five-year transition period before the capital requirements will apply to savings and loan holding companies, such as Newport Bancorp. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today. It also directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Newport Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time the full impact that the Dodd Frank Act and its implementing regulations will have on community banks, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may materially increase our operating and compliance costs and restrict our ability to pay dividends, respectively.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

In addition to new rules promulgated under the Dodd Frank Act, bank regulatory agencies have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Federal Reserve Board, in an attempt to help stabilize the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

Newport Federal faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and attract deposits. Price competition for loans and deposits might result in the Bank earning less on the Bank’s loans and paying more on the Bank’s deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2011, which is the most recent date for which data is available from the FDIC, Newport Federal held approximately 11.91% of the deposits in Newport County, Rhode Island and approximately 2.39% of the deposits in Washington County, Rhode Island. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than Newport Federal has and may offer services that the Bank does not provide. Newport Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to us. Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time. The federal government has guaranteed money market funds which traditionally compete with bank deposits. The federal government has offered significant guarantees of new debt issuances to some of our competitors to help them fund their operations. The federal government now controls Fannie Mae and Freddie Mac and may operate directly as a competitor in some lending markets in the future. Emergency measures designed to support some of our competitors may provide no advantage to us or place us at a disadvantage. Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment us and other market participants. Our profitability depends upon our continued ability to compete successfully in our market area.

A decline in local real estate values could impact our profits.

Nearly all of Newport Federal’s loans are secured by real estate in the State of Rhode Island. As a result of this concentration, a continued downturn in the local economy could cause significant increases in nonperforming loans, which would impact the Bank’s profits. A continued decline in real estate values could also cause some of Newport Federal’s mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss and could require additions to our allowance for loan losses through increased provisions for loan losses. Additionally, a decline in real estate values could adversely impact the Bank’s portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and

2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2011 were equal to annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2011, the carrying value of our FHLB of Boston stock, was $5.7 million.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2011.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$3,360

Branches:
165 East Main Road Middletown, RI 02842	1978	3,000	05/30/2020	Leased	$421

1430 East Main Road Portsmouth, RI 02871	2009	6,754	N/A	Owned	$3,273

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	5/14/2021	Leased	$316

18 Post Road (1) Westerly, RI 02891	2011	3,800	12/31/2041	Leased	$2,074

445 Liberty Street Stonington, CT 06379	2009	3,500	4/30/2029	Leased	$1,743

Other Properties:
2 Wilder Avenue (1) Westerly, RI 02891	2001	1,200	N/A	Owned	$426

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “NFSB.”

The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ for the periods indicated. The Company has not paid any dividends to stockholders to date. See “Dividends” below.

	High	Low
2011:

First Quarter	$14.45	$11.71
Second Quarter	$14.48	$13.41
Third Quarter	$14.03	$12.00
Fourth Quarter	$13.39	$12.25

2010:

First Quarter	$12.50	$11.24
Second Quarter	$12.25	$11.05
Third Quarter	$12.52	$11.35
Fourth Quarter	$12.14	$11.59

Holders.

As of March 2, 2012, there were approximately 544 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Newport Federal. For more information regarding restrictions on the payment of cash dividends by the Company and by Newport Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions” and Note 9 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2011 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	—
November 1 - November 30	—	$—	—	176,070
December 1 - December 31	15,000	$12.55	15,000	161,070
Total	15,000	$12.55	15,000

(1) On November 18, 2011, the Company announced the commencement of a stock repurchase program to acquire up to 176,070 shares, or 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Not Aplicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Newport Federal’s primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that the Bank pays on deposits and borrowings. Other significant sources of pre-tax income are customer service fees (mostly from service charges on deposit accounts), loan servicing fees and income from bank-owned life insurance.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Bank evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The non-interest expenses Newport Federal incurs in operating its business consist of salaries and employee benefits, occupancy and equipment, data processing and other expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to the Bank’s employees, stock-based compensation, payroll taxes, expenses for health insurance, retirement plans, and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. The expected term includes lease option periods to the extent that the exercise of such options is reasonably assured.

Data processing expenses are the fees paid to third parties for processing customer information, deposits and loans.

Other expenses include expenses for professional services, marketing, office supplies, postage, telephone, insurance, charitable contributions, FDIC deposit insurance and OCC assessments and other miscellaneous operating expenses.

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

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management evaluates the level of the allowance at least quarterly and establishes the provision for loan losses based upon a review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectability of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews Newport Federal’s allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

The allowance consists of general and allocated loss components. For loans that are classified as impaired, an allocated loss allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

Balance Sheet Analysis

Overview. During the year ended December 31, 2011, the Company’s assets increased by $4.2 million, or 0.9%, to $453.9 million. The increase in assets was concentrated in cash and cash equivalents, which increased by $21.7 million, or 231.5%, offset in part by a $10.8 million, or 23.0%, decrease in securities and a $7.6 million, or 2.1%, decrease in net loans. The increase in cash and cash equivalents is due to principal payments received on mortgage-backed securities and an increase in deposits.

Loans. Newport Federal’s primary lending activity is the origination of loans secured by real estate. The Bank originates one-to-four family residential real estate loans, commercial real estate and multi-family real estate loans and home equity loans and lines of credit. To a lesser extent, Newport Federal originates construction loans, commercial and consumer loans. Net loans decreased from $356.0 million at December 31, 2010 to $348.5 million at December 31, 2011, or 2.1%. Net loans represented 76.78% of total assets at December 31, 2011.

The largest segment of the Bank’s loan portfolio is one-to-four family residential real estate loans, which increased by $3.9 million in 2011. One-to-four family loans totaled $207.8 million, which represented 58.8% of total loans at December 31, 2011, compared to $203.9 million, which represented 56.5% of total loans at December 31, 2010. The Bank offers fixed and adjustable rate one-to-four family residential loans. At December 31, 2011, the Bank had $197.3 million in fixed rate and $10.5 million in adjustable rate one-to-four family loans.

Commercial real estate loans totaled $101.2 million and represented 28.6% of total loans at December 31, 2011, compared to $104.5 million, representing 29.0% of total loans at December 31, 2010. Multi-family real estate loans totaled $18.3 million, or 5.2% of total loans at December 31, 2011, compared to $22.5 million, or 6.2% of total loans at December 31, 2010. Construction loans totaled $5.0 million, representing 1.4% of total loans at December 31, 2011, compared to $4.9 million, representing 1.4% of total loans at December 31, 2010.

Home equity loans and lines of credit totaled $19.6 million, representing 5.6% of total loans at December 31, 2011, a decrease of $3.5 million from $23.1 million at December 31, 2010.

Commercial business loans, which consist of commercial loans not secured by real estate, totaled $1.1 million, representing 0.3% of total loans at December 31, 2011, compared to $1.6 million at December 31, 2010. The Bank also originates consumer loans secured by automobiles or passbook or certificate accounts. Consumer loans totaled $399,000 at December 31, 2011, compared to $288,000 at December 31, 2010.

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
Residential
One-to-four family	$207,773	58.79%	$203,893	56.49%	$191,154	53.67%	$183,767	54.53%	$169,179	57.08%
Multi-family	18,271	5.17	22,540	6.25	22,535	6.33	17,379	5.16	9,494	3.20
Equity loans and lines	19,597	5.55	23,112	6.40	25,891	7.27	30,425	9.03	30,934	10.44
Commercial	101,215	28.64	104,531	28.96	104,720	29.42	91,487	27.14	75,623	25.51
Construction	5,016	1.42	4,948	1.37	9,736	2.73	11,204	3.32	9,427	3.18
Total real estate loans	351,872	99.57	359,024	99.47	354,036	99.42	334,262	99.18	294,657	99.41

Commercial	1,116	0.32	1,638	0.45	1,885	0.52	2,145	0.64	1,296	0.44
Consumer	399	0.11	288	0.08	223	0.06	601	0.18	442	0.15
Total loans	353,387	100.00%	360,950	100.00%	356,144	100.00%	337,008	100.00%	296,395	100.00%

Allowance for loan losses	(3,709)		(3,672)		(3,467)		(2,924)		(2,399)
Net deferred loan fees	(1.186)		(1.229)		(1,178)		(1,055)		(912)
Loans, net	$348,492		$356,049		$351,499		$333,029		$293,084

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family Residential Mortgage Loans	Multi-Family Mortgage Loans	Equity Loans & Lines	Commercial Mortgage Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$67	$-	$386	$3,933
More than one year to five years	1,956	4,057	4,089	31,554
More than five years to ten years	21,715	13,305	8,590	61,572
More than ten years to twenty years	72,334	909	6,532	4,060
More than twenty years	111,701	-	-	96
Total	$207,773	$18,271	$19,597	$101,215

	Construction Mortgage Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$3,608	$95	$177	$8,266
More than one year to five years	1,408	591	222	43,877
More than five years to ten years	-	430	-	105,612
More than ten years to twenty years	-	-	-	83,835
More than twenty years	-	-	-	111,797
Total	$5,016	$1,116	$399	$353,387

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Real estate mortgages:
Residential
One-to-four family	$197,263	$10,443	$207,706
Multi-family	2,741	15,530	18,271
Equity loans and lines	7,405	11,806	19,211
Commercial	39,153	58,129	97,282
Construction	-	1,408	1,408
Commercial loans	565	456	1,021
Consumer loans	-	222	222
Total	$247,127	$97,994	$345,121
27

Securities. The securities portfolio consists of the following:

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Mutual funds	$-	$-	$-	$-	$6,388	$6,249

Securities held to maturity:
Mortgage-back securities	$36,220	$39,248	$47,021	$49,314	$44,898	$46,940

All mortgage-backed securities are backed by residential mortgage loans and are issued by U.S. government-sponsored enterprises. Other than mortgage-backed securities issued by U.S. government-sponsored enterprises, the Company had no investments in one issuer that had an aggregate book value in excess of 10% of our equity at December 31, 2011.

There were no sales of securities during the year ended December 31, 2011. For the year ended December 31, 2010, proceeds from the sale of securities available for sale amounted to $6,275,000, which realized a gross loss of $267,000 and gross gains of $146,000. All of the Company’s investments in mutual funds were sold in 2010.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2011. At December 31, 2011, we had no debt securities with maturities of ten years or less.

	More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$36,220	4.42%	$36,220	4.42%

Deposits. Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits. The Bank considers demand deposits, money market and savings accounts to be core deposits. Deposits increased $3.7 million, or 1.4%, for the year ended December 31, 2011. The increase in deposits in 2011 resulted from a $3.2 million, or 1.4%, increase in NOW/Demand accounts, a $2.4 million, or 8.1%, increase in savings accounts and a $863,000, or 1.2%, increase in time deposits, offset by a $2.8 million, or 5.4%, decrease in money market accounts. Time deposits represented 26.6% of the Company’s total deposit balances at December 31, 2011, compared to 26.7% at December 31, 2010. NOW/Demand accounts represented 42.7% and 42.1% of the Company’s total deposit balances at December 31, 2011 and 2010, respectively.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)

Noninterest-bearing demand deposits	$39,868	$37,026	$34,520
Interest-bearing demand deposits	73,233	72,842	74,589
Money market deposit accounts	48,986	51,778	46,991
Regular savings	32,143	29,728	26,793
Certificates of deposit	70,539	69,676	79,053

Total	$264,769	$261,050	$261,946

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2011. Jumbo certificates of deposit require minimum deposits of $100,000. The Bank does not offer special rates for jumbo certificates.

Maturity Period	Certificates of Deposit
In thousands)
Three months or less	$4,532
Over three through six months	4,462
Over six through twelve months	7,942
Over twelve months	8,095
Total	$25,031

Borrowings. Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

The Company’s borrowings decreased by $1.5 million to $133.7 million at December 31, 2011, due to excess liquidity available as borrowings matured. Federal Home Loan Bank advances decreased by $6.2 million to $135.2 million during 2010. For additional information regarding our borrowings, see Note 7 to the Notes to Consolidated Financial Statements included in this Annual Report.

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview. The following table provides selected performance, capital and asset quality reatios for the years ended December 31, 2011 and 2010, expressed as percentages.

	At or For the Years Ended December 31,
	2011	2010
Performance Ratios:
Return on average assets	0.32%	0.40%
Return on average equity	2.83	3.57
Interest rate spread (1)	3.49	3.50
Net interest margin (2)	3.69	3.72
Non-interest expense to average assets	3.07	3.02
Efficiency ratio (3)	80.64	78.96
Average interest-earning assets to average interest-bearing liabilities	112.26	112.22
Average equity to average assets	11.25	11.15

Capital Ratios (Bank Only):
Tangible capital	9.50	9.30
Leverage capital	9.50	9.30
Total risk-based capital	16.00	15.20

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	1.05	1.02
Allowance for loan losses as a percent of nonperforming loans	194.19	3,400.00
Net charge-offs to average outstanding loans during the period	0.31	0.21
Non-performing loans as a percent of total loans (4)	0.54	0.03

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains (losses) on sales of securities and impairment charges incurred.
(4)	Loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of unadvanced funds.

Net income in 2011 was $1.5 million compared to $1.8 million in 2010. The decrease was due to the $218,000 decrease in the Bank’s net interest income, the $165,000 increase in the provision for loan losses and the $280,000 increase in non-interest expenses, partially offset by the $203,000 increase in non-interest income and the $110,000 decrease in the tax provision.

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

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$353,495	$19,176	5.42%	$350,613	$20,100	5.73%	$346,022	$20,287	5.86%
Securities	41,892	2,041	4.87	47,260	2,383	5.04	55,054	2,709	4.92
Other interest-earning assets	9,299	48	0.52	8,992	23	0.26	10,043	12	0.12
Total interest-earning assets	404,686	21,265	5.25	406,865	22,506	5.53	411,119	23,008	5.60

Bank-owned life insurance	10,886			10,504			10,105
Noninterest-earning assets	39,138			35,340			28,329
Total assets	$454,710			$452,709			$449,553

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,732	442	0.62	$72,972	850	1.16	$67,691	1,347	1.99
Savings accounts	31,003	43	0.14	28,244	62	0.22	25,783	69	0.27
Money market accounts	51,107	296	0.58	49,958	494	0.99	44,517	694	1.56
Certificates of deposit	70,355	969	1.38	75,000	1,114	1.49	82,807	2,199	2.66
Total interest-bearing deposits	224,197	1,750	0.78	226,174	2,520	1.11	220,798	4,309	1.95

Borrowings	136,305	4,581	3.36	136,378	4,834	3.54	139,601	5,238	3.75
Total interest-bearing liabilities	360,502	6,331	1.76	362,552	7,354	2.03	360,399	9,547	2.65

Demand deposits	38,874			35,387			31,954
Noninterest-bearing liabilities	4,187			4,299			4,309
Total liabilities	403,563			402,238			396,662

Equity	51,147			50,471			52,891
Total liabilities and equity	$454,710			$452,709			$449,553

Net interest income		$14,934			$15,152			$13,461
Interest rate spread			3.49%			3.50%			2.95%
Net interest margin			3.69%			3.72%			3.27%
Average interest-earning assets to average interest-bearing liabilities			112.26%			112.22%			114.07%

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

	2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$164	$(1,088)	$(924)
Securities	(264)	(78)	(342)
Other interest-earning assets	1	24	25
Total interest-earning assets	(99)	(1,142)	(1,241)

Interest expense:
Deposits	(22)	(748)	(770)
Borrowings	(3)	(250)	(253)
Total interest-bearing liabilities	(25)	(998)	(1,023)
Change in net interest income	$(74)	$(144)	$(218)

Net Interest Income. Net interest income for the year ended December 31, 2011 was $14.9 million, compared to $15.2 million for the year December 31, 2010, a decrease of 1.4%, primarily due to a 1 basis point decrease in the Company’s net interest rate spread. The decrease in net interest income during 2011 was primarily due to a decrease in the interest earned on loans and securities, partially offset by a decrease in the expense from deposits and borrowings. The yield on interest-earning assets decreased to 5.25% in 2011 from 5.53% in 2010, a decrease of 28 basis points. The cost of interest-bearing liabilities decreased to 1.76% in 2011 from 2.03% in 2010, a decrease of 27 basis points. The average cost of interest-bearing deposits decreased by 33 basis points, as a result of the continued low interest rate environment in 2011. With the short-term market interest rates at their current all-time low levels, customers continue to show a preference for higher-yielding core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The average balance of borrowings decreased $73,000 in 2011 and the low interest rate environment contributed towards the $253,000, or 18 basis points, decrease in total cost of borrowings from 2010 to 2011. When older and higher-cost borrowings matured, newer and lower-cost borrowings were purchased, which contributed towards decrease in the cost of borrowings during 2011.

Provision for Loan Losses. The loan loss provision for the years ended December 31, 2011 and December 31, 2010 was $1.1 million and $956,000, respectively. The provision increased primarily due to an increase in loan charge-offs and problem loans, partially offset by a decrease in the loan portfolio.

Non-Interest Income. The following table shows the components of non-interest income and the percentage changes from year to year.

	Years Ended December 31,
	2011	2010	%Change
	(Dollars in thousands)

Customer service fees	$1,929	$1,868	3.3%
Net loss on sale of securities available for sale	-	(121)	100.0
Bank-owned life insurance	383	387	(1.0)
Miscellaneous	74	49	51.0
Total	$2,386	$2,183	9.3%

Non-interest income for 2011 totaled $2.4 million, an increase of $203,000, or 9.3%, compared to 2010. The increase in non-interest income is primarily due to the $61,000 increase in fees earned on checking accounts and no loss on sales of securities available for sale recorded in 2011, as compared to the $121,000 net realized loss on sales of securities available for sale recorded in 2010. The loss on sales of securities available for sale in 2010 was due to the sale of the Bank’s entire holdings in one mutual fund, which resulted in a $267,000 realized loss, partially offset by gains on sales of other securities available for sale.

Non-Interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	Years Ended December 31,
	2011	2010	% Change
	(Dollars in thousands)

Salaries and employee benefits	$7,699	$7,651	0.6%
Occupancy and equipment	2,185	1,873	16.7
Data processing	1,564	1,503	4.1
Professional fees	535	458	16.8
Marketing	711	959	(25.9)
Foreclosed real estate	182	64	184.4
FDIC insurance	343	459	(25.3)
All other	748	720	3.9
Total	$13,967	$13,687	2.0

Efficiency ratio	80.64%	78.96%	2.1%

Total non-interest expenses for 2011 increased to $14.0 million from $13.7 million for 2010, an increase of 2.0%. The increase between the two years is attributable to an increase in salaries and employee benefits, occupancy and equipment expense, data processing fees, professional fees, foreclosed real estate and other general and administrative costs, offset by decreases in marketing fees and FDIC insurance costs. The increase in salaries and benefits is primarily due to an increase in retirement and health benefit costs, partially offset by a reduction in the stock-based compensation expense associated with option grants and restricted stock awards. The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2010 compared to 2011. The increase in occupancy and equipment expense and data processing fees is due to the overall increase in operating costs and an increase in depreciation expense in 2011 as a result of a relocation of an existing branch in the beginning of 2011. The increase in the foreclosed real estate expense is a result of an overall increase in foreclosed real estate assets. The decrease in marketing costs is a result of management’s decision to reduce marketing expenditures in 2011. The decrease in FDIC insurance was a result of the FDIC regulation that changed its assessment system for deposit insurance coverage from one based on domestic deposits to one based on consolidated total average assets less tangible equity and revised the assessment rate schedule. This regulation, effective for the quarter ended June 30, 2011, resulted in a lower expense in deposit insurance coverage in 2011 compared to 2010.

Income Tax Expense. The income tax expense for 2011 was $782,000 compared to the income tax expense of $892,000 for 2010. The effective tax rates were 35.0% and 33.1% in 2011 and 2010, respectively. The effective tax rate increase is due primarily to the decrease in the charitable contribution deduction from what was estimated in 2010. The effective tax rates in 2011 and 2010 also include the non-deductible compensation expense recorded for a portion of the incentive stock options, partially offset by non-taxable BOLI income.

The deferred tax assets applicable to loss carry forwards relating to the deduction for the donation to the charitable foundation in 2006 are recoverable, only to the extent that 10% pre-tax of income exceeds the deduction during the five-year carryforward period.  At December 31, 2011, this loss carryforward expired and the Company reversed the valuation allowance of $868,000 against the deferred tax asset related to this loss carryforward.  In addition, securities available for sale that were previously impaired were sold in 2010, creating a capital loss carryover and a related valuation allowance of $304,000 at December 31, 2011 and 2010, respectively.  For additional information regarding deferred tax assets, see Note 8 to the Notes to Consolidated Financial Statements included in this Annual Report.

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

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family real estate	$1,052	$108	$-	$-	$-
Multi-family real estate	858	-	-	-	-
Commercial real estate	-	-	860	-	908
Total	1,910	108	860	-	908

Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans	1,910	108	860	-	908

Foreclosed real estate	839	100	-	-	-
Other nonperforming assets	-	-	-	-	-
Total nonperforming assets	$2,749	$208	$860	$-	$908

Total nonperforming loans to total loans	0.55%	0.03%	0.24%	0.00%	0.31%
Total nonperforming loans to total assets	0.42%	0.02%	0.19%	0.00%	0.25%
Total nonperforming assets to total assets	0.61%	0.05%	0.19%	0.00%	0.25%

Gross interest income that would have been recorded for 2011 had nonaccruing loans been current according to their original terms, amounted to $91,000. The amount of interest income on such loans that was included in net income in 2011 was $58,000.

The Bank did not have any troubled debt restructurings at any of the dates presented.

Nonaccrual loans at December 31, 2011, consist of two one-to-four family residential mortgages and one multi-family residential real estate mortgage. There are no losses expected on these loans.

Federal regulations require Newport Federal to review and classify the Bank’s assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When the Bank classifies an asset as substandard or doubtful, the asset is assessed for impairment, and if impaired, a specific valuation allowance for loan losses is established. If classified loans are not deemed to be impaired, the Bank applies a general reserve as further described below. If Newport Federal classifies an asset as loss, it is charged off at an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)

Special mention loans	$10,294	$10,030	$6,242
Substandard loans	6,782	3,204	4,570
Substandard securities	-	-	3,582
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$17,076	$13,234	$14,394

At December 31, 2011, loans classified as substandard, which the Company considers to be potential problem loans, consist of six commercial real estate mortgages, two multi-family residential real estate mortgages and two one-to-four family residential real estate mortgages.

Delinquencies. The following table provides information about delinquencies under 90 days in our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate mortgage loans:
Residential
One-to-four family	$149	$690	$220	$-	$229	$-
Equity loans and lines	57	150	-	-	146	-
Commercial	199	-	618	-	-	-
Total	$405	$840	$838	$-	$375	$-

Delinquent loans to total loans	0.11%	0.24%	0.23%	0.00%	0.11%	0.00%

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Newport Federal evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) an allocated valuation allowance on identified impaired loans; and (2) a general allowance on the remainder of the loan portfolio. Although the Bank determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

Allocated Allowance on Identified Impaired Loans. Newport Federal identifies impaired loans by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

General Allowance on the Remainder of the Loan Portfolio. Newport Federal establishes a general allowance for loans that are not impaired loans, to recognize the inherent losses associated with lending activities. This general allowance is determined by segregating the loans by loan type and risk classification and assigning allowance percentages to each category. The percentages are adjusted for significant changes in factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

The Bank engages an independent third party to conduct an annual review of its commercial real estate portfolio. This loan review, which typically includes a 50% penetration of the commercial real estate portfolio, provides a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate.

The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require the Bank to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2011 and 2010, the allowance for loan losses represented 1.05% and 1.02% of total loans, respectively. No portion of the allowance was allocated to impaired loans at December 31, 2011 or 2010. The allowance for loan losses was $3.7 million at December 31, 2011 and December 31, 2010. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to additional general reserves provided due to an increase in classified loans that, although currently performing, represent increased risk. The Bank currently does not originate sub-prime residential mortgage loans. There are $17.1 million of classified and criticized loans that are under watch by management. Total classified and criticized loans consist of $6.8 million in the substandard category and $10.3 million in the special mention category. The special mention category consists of $8.3 million of commercial real estate loans, $1.9 million of multi-family real estate loans and $44,000 of commercial loans. The substandard category consists of $4.6 million of commercial real estate loans, $1.1 million of multi-family real estate loans and $1.1 million of one-to-four family residential real estate loans. Total classified and criticized loans represent 4.8% of the Company’s total gross loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$1,070	28.85%	58.79%	$1,028	28.00%	56.49%
Multi-family	339	9.50	5.17	377	10.27	6.25
Equity loans and lines	147	3.96	5.55	173	4.71	6.40
Commercial	2,034	54.49	28.64	1,976	53.81	28.96
Construction	94	2.53	1.42	89	2.42	1.37
Commercial	19	0.51	0.32	25	0.68	0.45
Consumer	6	0.16	0.11	4	0.11	0.08
Total allowance for loan losses	$3,709	100.00%	100.00%	$3,672	100.00%	100.00%

	At December 31,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$956	27.57%	53.67%	$916	31.33%	54.53%
Multi-family	338	9.75	6.33	260	8.89	5.16
Equity loans and lines	142	4.10	7.27	167	5.71	9.03
Commercial	1,833	52.87	29.42	1,372	46.92	27.14
Construction	167	4.82	2.73	168	5.75	3.32
Commercial	28	0.81	0.52	32	1.09	0.64
Consumer	3	0.08	0.06	9	0.31	0.18
Total allowance for loan losses	$3,467	100.00%	100.00%	$2,924	100.00%	100.00%

	At December 31,
	2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential
One-to-four family	$835	34.80%	57.08%
Multi-family	137	5.71	3.20
Equity loans and lines	170	7.09	10.44
Commercial	1,096	45.69	25.51
Construction	136	5.67	3.18
Commercial	19	0.79	0.44
Consumer	6	0.25	0.15
Total allowance for loan losses	$2,399	100.00%	100.00%

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$3,672	$3,467	$2,924	$2,399	$1,973
Provision for loan losses	1,121	956	593	568	426
Charge offs:
Real estate mortgage:
Residential
One-to-four family	120	-	-	-	-
Multi-family	608	170	-	-	-
Equity loans and lines	71	124	50	40	-
Commercial	259	469	-	-	-
Commercial loans	37	6	-	-	-
Consumer loans	-	3	-	7	-
Total charge-offs	1,095	772	50	47	-

Recoveries:
Real estate mortgage:
Residential
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Equity loans and lines	-	21	-	-	-
Commercial	9	-	-	-	-
Commercial loans	2	-	-	-	-
Consumer loans	-	-	-	4	-
Total recoveries	11	21	-	4	-
Net charge-offs	1,084	751	50	43	-

Balance at end of year	$3,709	$3,672	$3,467	$2,924	$2,399

Net charge-offs to average loans outstanding during the year	0.31%	0.22%	0.01%	0.01%	0.00%

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

Quantitative Aspects of Market Risk. The Company uses an interest rate sensitivity analysis prepared by the OCC to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Newport Bancorp measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in the net portfolio value at December 31, 2011, that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

300	$45,926	$-12,577	-21	9.97%	-210
200	53,313	-5,189	-9	11.30	-76
100	58,006	-496	-1	12.08	1
50	58,583	80	0	12.13	6
0	58,502	0	0	12.07	0
(50)	57,337	-1,165	-2	11.81	-26
(100)	56,276	-2,227	-4	11.58	-49

The OCC uses certain assumptions in assessing the interest rate risk of savings banks. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

The table below sets forth, as of November 30, 2011, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	% Change in Estimated Net Interest Income Over the Next 12 Months	% Change in Estimated Net Interest Income Over Months 13-24
200 basis point increase in rates	0.1%	(3.8)%
Flat interest rates	0.0%	1.4%
100 basis point decrease in rates	0.2%	(0.6)%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to increase net interest income by 0.1% over a 12-month horizon, and decrease net interest income by 3.8% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 BP and an increase in money market rates of 150 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 0.2% over the 12 month horizon and a decrease of 0.6% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 5 BP, savings rates decreasing 3-5 BP and a decrease in money market rates of 25-38 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

The table below shows Newport Bancorp’s interest rate sensitivity gap position at December 31, 2011, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have an annual rate of withdrawal (decay rate) of 10%.

	At December 31, 2011
	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,266	$8,949	$7,524	$27,404	$301,244	$353,387
Securities	-	22	-	-	36,198	36,220
Short-term investments	11,335	-	-	-	-	11,335
Total interest-earning assets	19,601	8,971	7,524	27,404	337,442	400,942

Interest-bearing liabilities:
Savings deposits	3,214	2,893	2,604	2,343	21,089	32,143
Money market deposits	4,898	4,409	3,968	3,571	32,140	48,986
Interest-bearing demand deposits	7,323	6,591	5,932	5,339	48,048	73,233
Certificates of deposits	50,654	4,984	1,670	9,582	3,649	70,539
Borrowings	36,009	32,000	10,500	29,687	25,500	133,696
Total interest-bearing liabilities	102,098	50,877	24,673	50,522	130,426	358,596
Interest rate sensitivity gap	$(82,497)	$(41,906)	$(17,149)	$(23,118)	$207,016	$42,346

Interest rate sensitivity gap as a % of total assets	(18.18)%	(9.23)%	(3.78)%	(5.09)%	45.61%

Cum. interest rate sensitivity gap	$(82,497)	$(124,403)	$(141,552)	$(164,670)	$42,346

Cum. interest rate sensitivity gap as a % of total assets	(18.18)%	(27.41)%	(31.19)%	(36.28)%	9.33%

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

The most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on the operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $31.1 million. At December 31, 2011, we had the ability to borrow a total of approximately $50.8 million of additional advances from the Federal Home Loan Bank of Boston. On December 31, 2011, we had $93.7 million of advances outstanding.

At December 31, 2011, the Bank had $24.9 million in loan commitments outstanding, which consisted of $4.7 million of real estate loan commitments, $14.6 million in unused home equity lines of credit, $2.4 million in construction loan commitments and $3.2 million in commercial lines of credit commitments. Certificates of deposit due within one year of December 31, 2011 totaled $50.7 million, or 71.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. The Bank believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank. Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2011. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Newport Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on May 17, 2012 (the “Proxy Statement”).

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
45

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	481,754	$12.50	-

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	481,754	$12.50	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits
3.1	Articles of Incorporation of Newport Bancorp, Inc. (1)
3.2	Bylaws of Newport Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (1)
10.1	Amended and Restated Supplemental Executive Retirement Plan (3)
10.2	First Amendment to Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement
10.3	Form of Amended and Restated Employment Agreement between Newport Federal Savings Bank and Executives
10.4	Form of Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Executives
10.5	Form of First Amendment to Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Carol R. Silven, Kevin M. McCarthy, Nino Moscardi, Bruce A. Walsh and Ray D. Gilmore, II (3)
10.6	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Bruce A. Walsh (3)
10.7	Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Peter W. Rector, Donald N. Kaull, Robert S. Lazar, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)
10.8	Form of Supplemental Director Retirement Agreements between Newport Federal Savings Bank and Peter W. Rector, William R. Harvey, Donald N. Kaull, Robert S. Lazar, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (3)
10.9	Newport Bancorp, Inc. 2007 Equity Incentive Plan
21.0	List of Subsidiaries (5)
23.0	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

___________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(4)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 10, 2007 (File No. 000-51856).
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: March 16, 2012	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer	March 16, 2012
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Senior Vice President and	March 16, 2012
Bruce A. Walsh	Chief Financial Officer
(principal accounting and
financial officer)

/s/ Peter T. Crowley	Director	March 16, 2012
Peter T. Crowley

/s/ William R. Harvey	Director	March 16, 2012
William R. Harvey

/s/ Michael J. Hayes	Director	March 16, 2012
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 16, 2012
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 16, 2012
Arthur H. Lathrop

/s/ Robert S. Lazar	Director	March 16, 2012
Robert S. Lazar
48

Name	Title	Date

/s/ Arthur P. Macauley	Director	March 16, 2012
Arthur P. Macauley

/s/ Nino Moscardi	Director	March 16, 2012
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 16, 2012
Kathleen A. Nealon

/s/ Alicia S. Quirk	Director	March 16, 2012
Alicia S. Quirk

/s/ Barbara Saccucci Radebach	Director	March 16, 2012
Barbara Saccucci Radebach

Newport Bancorp, Inc.

Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newport Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2012

Newport Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and 2010

Assets
	2011	2010
	(In thousands, except per share data)

Cash and due from banks	$19,739	$8,194
Short-term investments	11,335	1,181
Cash and cash equivalents	31,074	9,375

Securities held to maturity, at amortized cost	36,220	47,021
Federal Home Loan Bank stock, at cost	5,730	5,730
Loans	352,201	359,721
Allowance for loan losses	(3,709)	(3,672)
Loans, net	348,492	356,049

Premises and equipment, net	14,706	14,477
Accrued interest receivable	1,268	1,413
Net deferred tax asset	2,809	2,600
Bank-owned life insurance	11,088	10,705
Foreclosed real estate	839	100
Prepaid FDIC insurance	734	1,052
Other assets	949	1,163

Total assets	$453,909	$449,685

Liabilities and Stockholders' Equity

Deposits	$264,769	$261,050
Short-term borrowings	-	3,000
Long-term borrowings	133,696	132,236
Accrued expenses and other liabilities	3,790	3,696
Total liabilities	402,255	399,982

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value; 19,000,000 shares
authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,282	50,435
Retained earnings	20,282	18,832
Unearned compensation (272,786 and 338,030 shares
at December 31, 2011 and 2010, respectively)	(2,413)	(2,864)
Treasury stock (1,371,943 and 1,389,572 shares at
at December 31, 2011 and 2010, respectively)	(16,546)	(16,749)
Total stockholders' equity	51,654	49,703

Total liabilities and stockholders' equity	$453,909	$449,685

See accompanying notes to consolidated financial statements.

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$19,176	$20,100
Securities	2,041	2,383
Other interest-earning assets	48	23
Total interest and dividend income	21,265	22,506

Interest expense:
Deposits	1,750	2,520
Short-term borrowings	3	2
Long-term borrowings	4,578	4,832
Total interest expense	6,331	7,354

Net interest income	14,934	15,152
Provision for loan losses	1,121	956
Net interest income, after provision
for loan losses	13,813	14,196

Non-interest income:
Customer service fees	1,929	1,868
Net loss on sale of securities available for sale	-	(121)
Bank-owned life insurance	383	387
Miscellaneous	74	49
Total non-interest income	2,386	2,183

Non-interest expenses:
Salaries and employee benefits	7,699	7,651
Occupancy and equipment	2,185	1,873
Data processing	1,564	1,503
Professional fees	535	458
Marketing	711	959
Foreclosed real estate	182	64
FDIC insurance	343	459
Other general and administrative	748	720
Total non-interest expenses	13,967	13,687

Income before income taxes	2,232	2,692

Provision for income taxes	782	892

Net income	$1,450	$1,800

Weighted average shares outstanding:
Basic	3,315,369	3,458,212
Diluted	3,329,082	3,458,212
Earnings per share:
Basic	$0.44	$0.52
Diluted	$0.44	$0.52

See accompanying notes to consolidated financial statements.

Newport Bancorp, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2011 and 2010

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Loss	Total
	(Dollars in thousands)
Balance at December 31, 2009	4,878,349	$49	$50,504	$17,032	$(3,465)	$(12,590)	$(139)	$51,391
Comprehensive income:
Net income	-	-	-	1,800	-	-	-	1,800
Net unrealized gain on securities available for sale,
net of reclassification adjustment of $121,000	-	-	-	-	-	-	139	139
Total comprehensive income								1,939
Share-based compensation - restricted stock	-	-	-	-	341	-	-	341
Share-based compensation - options	-	-	350	-	-	-	-	350
Release of ESOP shares (26,018 shares)	-	-	50	-	260	-	-	310
Issuance of treasury stock in connection with
restricted stock plan (38,927 shares)	-	-	(469)	-	-	469	-	-
Purchase of treasury shares (380,327 shares)	-	-	-	-	-	(4,628)	-	(4,628)
Balance at December 31, 2010	4,878,349	49	50,435	18,832	(2,864)	(16,749)	-	49,703
Comprehensive income:
Net income	-	-	-	1,450	-	-	-	1,450
Share-based compensation - restricted stock	-	-	-	-	191	-	-	191
Share-based compensation - options	-	-	227	-	-	-	-	227
Release of ESOP shares (26,018 shares)	-	-	86	-	260	-	-	346
Issuance of treasury stock in connection with
restricted stock plan (38,627 shares)	-	-	(466)	-	-	466	-	-
Purchase of treasury shares (20,998 shares)	-	-	-	-	-	(263)	-	(263)

Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$-	$51,654

See accompanying notes to consolidated financial statements

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$1,450	$1,800
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,121	956
Accretion of securities held to maturity	(165)	(199)
Net loss on sale of securities available for sale	-	121
Loss on sale and write-down of foreclosed real estate	78	17
Amortization of net deferred loan fees	(402)	(416)
Depreciation and amortization of premises
and equipment	958	849
Share-based compensation and ESOP allocation	764	1,001
Deferred income tax benefit	(209)	(62)
Income from bank-owned life insurance	(383)	(387)
Net change in:
Accrued interest receivable	145	65
Prepaid FDIC insurance	318	420
Other assets	214	773
Accrued expenses and other liabilities	94	(378)
Net cash provided by operating activities	3,983	4,560

Cash flows from investing activities:
Proceeds from sales of securities available for sale	-	6,275
Purchase of securities held to maturity	-	(15,767)
Reinvested dividends on mutual funds	-	(8)
Principal payments received on securities held to maturity	10,966	13,843
Net (loan originations) principal payments	5,713	(5,315)
Proceeds from sale of foreclosed real estate	308	108
Additions to premises and equipment	(1,187)	(1,933)
Net cash provided (used) by investing activities	15,800	(2,797)

(continued)

See accompanying notes to consolidated financial statements.

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)

Cash flows from financing activities:
Net (decrease) increase in deposits	3,719	(896)
Net increase (decrease) in borrowings with
maturities of three months or less	(3,000)	3,000
Proceeds from borrowings with maturities in
excess of three months	10,500	8,000
Repayment of borrowings with maturities in
excess of three months	(9,040)	(17,232)
Purchase of treasury stock	(263)	(4,628)
Net cash provided (used) by financing activities	1,916	(11,756)

Net change in cash and cash equivalents	21,699	(9,993)

Cash and cash equivalents at beginning of year	9,375	19,368

Cash and cash equivalents at end of year	$31,074	$9,375

Supplemental cash flow information:
Interest paid on deposit accounts	$1,856	$2,606
Interest paid on borrowings	4,597	4,874
Income taxes paid, net of refunds	623	1,166
Transfers from loans to foreclosed real estate	1,125	225

See accompanying notes to consolidated financial statements.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2011, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions; and risk ratings assigned to loans. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011 or 2010.

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in-capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

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

Earnings per common share have been computed based on the following:

	2011	2010
	(In thousands)

Net income applicable to common stock	$1,450	$1,800

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,382)	(1,254)
Less: Weighted average unallocated ESOP shares	(247)	(273)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	66	107
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,315	3,458

Effect of dilutive stock options	14	-
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,329	3,458

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share (concluded)

Options for 471,081 and 487,834 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss. The Company had no components of accumulated other comprehensive income at December 31, 2011 and 2010.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU amends the disclosure requirements for multiemployer pension plans and multiemployer other postretirement benefit plans. This Update requires an employer to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011. There is no impact to the consolidated financial results as the amendments relate only to additional disclosures, which are provided in Note 10.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements (concluded)

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $5,749,000 and $6,410,000, respectively. Certain amounts due from banks were pledged to secure repurchase agreements at December 31, 2011 (see Note 7).

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

3.	SECURITIES

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2011

Government-sponsored
enterprise residential
mortgage-backed securities	$36,220	$3,028	$-	$39,248

December 31, 2010

Government-sponsored
enterprise residential
mortgage-backed securities	$47,021	$2,300	$(7)	$49,314

At December 31, 2011 and 2010, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 7).

There were no sales of securities during the year ended December 31, 2011. For the year ended December 31, 2010, proceeds from the sale of securities available for sale amounted to $6,275,000, which realized gross losses of $267,000 and gross gains of $146,000.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SECURITIES (concluded)

Information pertaining to securities held to maturity at December 31, 2010 with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows. There were no securities with gross unrealized losses at December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)

December 31, 2010

Government-sponsored
enterprise residential
mortgage-backed securities	$7	$9,785	$-	$-

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2011	2010
	(In thousands)
Mortgage loans:
Residential:
One-to-four family	$207,773	$203,893
Multi-family	18,271	22,540
Equity loans and lines of credit	19,597	23,112
Commercial	101,215	104,531
Construction	5,016	4,948
	351,872	359,024
Commercial loans	1,116	1,638
Consumer loans	399	288
Total loans	353,387	360,950

Less: Allowance for loan losses	(3,709)	(3,672)
Net deferred loan fees	(1,186)	(1,229)

Loans, net	$348,492	$356,049

Loans sold and serviced for others amounted to $5,386,000 and $6,509,000 at December 31, 2011 and 2010, respectively, and have been sold without recourse.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

Further information pertaining to the allowance for loan losses and impaired loans follows:

	Residential	Commercial
	Mortgages	Mortgages	Construction	Commercial	Consumer	Total
	(In thousands)

Year ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$1,578	$1,976	$89	$25	$4	$3,672
Provision for loans losses	767	317	5	30	2	1,121
Loans charged-off	(799)	(259)	-	(37)	-	(1,095)
Recoveries of loans
previously charged-off	10	-	-	1	-	11
Balance at end of year	$1,556	$2,034	$94	$19	$6	$3,709

December 31, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,556	2,034	94	19	6	3,709

Total allowance for loan losses	$1,556	$2,034	$94	$19	$6	$3,709

Recorded investment in:
Loans deemed to be impaired	1,910	1,545	-	-	-	3,455
Loans deemed not to be impaired	243,731	99,670	5,016	1,116	399	349,932
Total	$245,641	$101,215	$5,016	$1,116	$399	$353,387

December 31, 2010

Amount of allowance for loan losses
for loans deemed to be impaired	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses
for loans not deemed to be impaired	1,578	1,976	89	25	4	3,672

Total allowance for loan losses	$1,578	$1,976	$89	$25	$4	$3,672

Recorded investment in:
Loans deemed to be impaired	108	-	-	-	-	108
Loans deemed not to be impaired	249,437	104,531	4,948	1,638	288	360,842
Total	$249,545	$104,531	$4,948	$1,638	$288	$360,950

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

An analysis of the allowance for loan losses for the year ended December 31, 2010 follows:

(In thousands)

Balance at beginning of year	$3,467
Provision for loan losses	956
Loans charged-off	(772)
Recoveries of loans previously charged-off	21
Balance at end of year	$3,672

The following is a summary of past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Loans on Non- accrual
	(In thousands)
December 31, 2011
Residential mortgages:
One-to-four family	$149	$690	$446	$1,285	$1,052
Multi-family	-	-	858	858	858
Equity loans and lines of credit	57	150	-	207	-
Commercial mortgages	199	-	-	199	-
Total	$405	$840	$1,304	$2,549	$1,910

December 31, 2010
Residential mortgages:
One-to-four family	$220	$-	$108	$328	$108
Multi-family	-	-	-	-	-
Equity loans and lines of credit	-	-	-	-	-
Commercial mortgages	618	-	-	618	-
Total	$838	$-	$108	$946	$108

At December 31, 2011 and 2010, there were no loans greater than ninety days past due and still accruing interest.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

Further information pertaining to impaired loans follows:

	December 31, 2011		December 31, 2010
	Average Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate:
One-to-four family	$1,052	$1,053	$108	$108
Multi-family	858	938	-	-
Commercial mortgages	1,545	1,545	-	-
Total	$3,455	$3,536	$108	$108

	Year Ended December 31, 2011
	Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate:
One-to-four family	$295	$58	$58
Multi-family	671	47	47
Equity loans and lines of credit	151	1	1
Commercial mortgages	2	102	102
Total	$1,119	$208	$208

For the year ended December 31, 2010, the average recorded investment in impaired loans amounted to $980,000. There was $32,000 of interest income recognized on impaired loans on the cash basis during 2010. There were no additional funds committed to be advanced in connection with impaired loans at December 31, 2011 and 2010.

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

Loans rated 5: Loans in this category are considered “watch” loans. Loans classified as watch are “pass” rated loans that management is monitoring more closely but remain acceptable credit.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

LOANS (concluded)

The following table presents the Company’s loans by risk rating:

	Multi-family	Commercial		Commercial
	Mortgages	Mortgages	Construction	Loans	Total
	(In thousands)
December 31, 2011
Loans rated 1-4	$13,927	$74,109	$1,210	$922	$90,168
Loans rated 5	1,295	14,175	3,806	150	19,426
Loans rated 6	1,920	8,330	-	44	10,294
Loans rated 7	1,129	4,601	-	-	5,730
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$18,271	$101,215	$5,016	$1,116	$125,618

December 31, 2010
Loans rated 1-4	$18,271	$80,961	$1,168	$1,577	$101,977
Loans rated 5	2,053	13,103	3,382	-	18,538
Loans rated 6	2,216	7,355	398	61	10,030
Loans rated 7	-	3,112	-	-	3,112
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-
	$22,540	$104,531	$4,948	$1,638	$133,657

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At December 31, 2011 and 2010, residential one-to-four family mortgage loans rated substandard amounted to $1,052,000 and $92,000, respectively. All other one-to-four family residential real estate and equity loans and lines of credit were classified as pass at December 31, 2011 and 2010.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2011	2010	Useful Life
	(In thousands)

Land	$3,093	$3,093	N/A
Building and improvements	11,955	10,019	20-40 years
Leasehold improvements	1,130	1,244	10-20 years
Furniture, fixtures and equipment	3,202	3,148	3-10 years
Construction in progress	-	1,733	N/A
	19,380	19,237
Less accumulated depreciation
and amortization	(4,674)	(4,760)

	$14,706	$14,477

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $958,000 and $849,000, respectively.

At December 31, 2010, construction in progress primarily represented costs incurred to date in connection with the re-location of the Westerly, Rhode Island branch, and renovations to the branch office in Wakefield, Rhode Island, which were completed in January 2011.

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2011	2010
	(In thousands)

Demand	$39,868	$37,026
NOW	73,233	72,842
Money market	48,986	51,778
Regular	32,143	29,728
Total non-certificate accounts	194,230	191,374

Term deposit certificates	70,539	69,676

Total deposits	$264,769	$261,050

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

DEPOSITS (concluded)

The aggregate amount of time deposit accounts with balances of $100,000 or more amounted to $25,031,000 and $22,424,000 at December 31, 2011 and 2010, respectively.

A summary of certificate accounts is as follows:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing in:
2011	$-	-%	$48,216	1.00%
2012	50,654	0.93	10,343	1.65
2013	4,984	1.41	1,707	2.32
2014	1,670	1.44	203	2.35
2015	9,582	2.97	9,207	3.00
2016	3,649	2.23	-	-

	$70,539	1.32%	$69,676	1.39%

7.	BORROWINGS

Short-term Borrowings

At December 31, 2010, short-term borrowings consisted of FHLB advances, which matured in 2011 and had a weighted average rate of 0.32%.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2011 and 2010, this line of credit amounted to $3,000,000 and there were no amounts outstanding.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

BORROWINGS (continued)

Long-term Borrowings

FHLB Advances:

Long-term borrowings include the following FHLB advances:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2011	$-	-%	$8,566	3.54%
2012	11,009	4.62	11,170	4.61
2013*	17,000	3.26	23,500	3.22
2014	10,500	3.37	10,500	3.37
2015	29,687	2.68	20,000	3.37
2016	7,000	2.48	18,500	3.81
Thereafter*	18,500	3.81	-	-

	$93,696	3.30%	$92,236	3.59%

*	At December 31, 2011, includes advances callable by the FHLB within one year aggregating $25,000,000 with a weighted average rate of 3.68%.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, as defined by the FHLB and consisting of first mortgage loans on owner-occupied residential property, and certain pledged commercial mortgages and multi-family real estate loans. At December 31, 2011 and 2010, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $205,360,000 and $204,031,000, respectively.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

BORROWINGS (concluded)

Long-term Borrowings (concluded)

The amount of securities collateralizing these repurchase agreements remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Mortgage-backed securities pledged to secure these agreements have a carrying value of $36,198,000 and $46,994,000 and a fair value of $39,222,000 and $49,283,000 at December 31, 2011 and 2010, respectively. In addition, at December 31, 2011, due from banks pledged to secure these agreements amounted to $6,000,000.

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Current tax provision:
Federal	$979	$953
State	12	1
	991	954
Deferred tax provision (benefit):
Federal	436	(70)
State	217	45
	653	(25)
Change in valuation allowance	(862)	(37)
	(209)	(62)

Total tax provision	$782	$892

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax provision and the actual income tax provision are summarized as follows:

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)

Statutory tax provision at 34%	$759	$915
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	151	30
Change in valuation allowance	(862)	(37)
Charitable contribution expiration	731	-
Bank-owned life insurance	(130)	(131)
Share-based compensation and ESOP Plan	91	91
Other	42	24

Total tax provision	$782	$892

Effective tax rate	35.0%	33.1%

The components of the net deferred tax asset are as follows:

	December 31,
	201	2010
	(In thousands)
Deferred tax asset:
Federal	$3,109	$3,676
State	10	226
	3,119	3,902
Valuation allowance	(310)	(1,172)
	2,809	2,730
Deferred tax liability:
Federal	-	(130)

Net deferred tax asset	$2,809	$2,600

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2011	2010
	(In thousands)

Allowance for loan losses	$1,261	$1,118
Depreciation and amortization	78	54
Net deferred loan fees	398	418
Charitable contribution carryover	-	965
Stock options and awards	481	464
Employee benefit plans	562	434
Capital loss carryover	304	304
Other, net	35	15
	3,119	3,772
Valuation allowance	(310)	(1,172)

Net deferred tax asset	$2,809	$2,600

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance of $868,000 and $943,000 was required at December 31, 2010 and 2009, respectively, due to the limitation of the charitable contribution deduction. In 2011, the charitable contribution deduction carryover expired, resulting in no related valuation allowance at December 31, 2011. In addition, as a result of impairment losses on securities available for sale, a valuation allowance of $266,000 was required at December 31, 2009. The related impaired securities were sold in 2010, creating a capital loss carryover and a related valuation allowance of $304,000 at December 31, 2011 and 2010. At December 31, 2011, there is also a $6,000 valuation allowance for state purposes due to uncertainty regarding the realization of the deferred tax asset.

At December 31, 2011, the Company has a capital loss carryover of $892,000 of which $76,000 expires on December 31, 2014 and $816,000 expires on December 31, 2015.

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

The Company does not have any uncertain tax positions at December 31, 2011 or 2010 that require accrual or disclosure. The Company records interest and penalties as part of the income tax provision. No interest and penalties were recorded for the years ended December 31, 2011 and 2010.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2008 are open.

9.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirement

The Bank is subject to various regulatory capital requirements that were administered by the Office of Thrift Supervision (OTS) until July 20, 2011 and administered by the Office of the Comptroller of the Currency (OCC) effective July 21, 2011. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As a Federal Savings and Loan Holding Company, the Company was not subject to any regulatory capital requirements by the OTS. The Dodd-Frank Act required new minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries. However, there is a five-year transition period before the capital requirements will apply to savings and loan holding companies, such as Newport Bancorp.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

STOCKHOLDERS’ EQUITY (continued)

Minimum Regulatory Capital Requirement (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which it was subject.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, and Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011

Total capital to risk weighted assets	$46,570	16.0%	$23,238	8.0%	$29,048	10.0%

Tier 1 capital to risk weighted assets	43,000	14.8	11,619	4.0	17,429	6.0

Tier 1 capital to adjusted total assets	43,000	9.5	18,139	4.0	22,674	5.0

Tangible capital to adjusted total assets	43,000	9.5	6,802	1.5	N/A	N/A

December 31, 2010

Total capital to risk weighted assets	$45,265	15.2%	$23,838	8.0%	$29,797	10.0%

Tier 1 capital to risk weighted assets	41,654	14.0	11,919	4.0	17,848	6.0

Tier 1 capital to adjusted total assets	41,654	9.3	17,964	4.0	22,455	5.0

Tangible capital to adjusted total assets	41,654	9.3	6,737	1.5	N/A	N/A

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

At December 31, 2011 and 2010, the Bank’s retained net income available for the payment of dividends was $4,011,000 and $1,826,000, respectively. Accordingly, $39,490,000 and $39,828,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, funds available for loans or advances by the Bank to the Company amounted to $2,349,000 and $2,198,000, respectively. In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Conversion, the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held. At December 31, 2011, the balance remaining in the liquidation account amounted to $10,299,000.

Share Repurchase Plan

On November 18, 2011, the Board of Directors approved a stock repurchase program to acquire up to 176,070 shares, or 5% of the Company’s then outstanding stock. As of December 31, 2011, 15,000 shares have been repurchased under this program at an average cost of $12.55 per share.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

10.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2011 and 2010, is 80.0% and 80.9%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received through June 30, 2011.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $203,582,000 and $133,930,000 for the plan years ending June 30, 2010 and June 30, 2009, respectively, the latest data on file. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Contributions of $552,000 and $506,000 were paid by the Bank during the years ended December 31, 2011 and 2010, respectively.

Pension expense under the plan amounted to $509,000 and $436,000 for the years ended December 31, 2011 and 2010, respectively.

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws. Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan. The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%. The Bank’s total contribution for the years ended December 31, 2011 and 2010 amounted to $286,000 and $268,000, respectively.

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance. The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee. Incentive compensation expense for the years ended December 31, 2011 and 2010 amounted to $188,000 and $351,000, respectively.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Supplemental Executive and Director Retirement Plans

The Bank has a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements. The related expense for the years ended December 31, 2011 and 2010 amounted to $139,000 and $143,000, respectively.

In addition, the Bank has a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan. The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2011 and 2010 amounted to $26,000 and $39,000, respectively.

Supplemental Executive and Director Retirement Plans (concluded)

The accrued liability for these Plans is included in accrued expenses and other liabilities on the consolidated balance sheets and amounted to $1,429,000 and $1,273,000 at December 31, 2011 and 2010, respectively.

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company. The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. The Company recognized related expense for the years ended December 31, 2011 and 2010 of $27,000 and $45,000, respectively.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

At December 31, 2011, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2012	$218
2013	236
2014	255
2015	276
2016	299
Thereafter	1,466

$2,750

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

Shares held by the ESOP include the following:

	December 31,
	2011	2010

Allocated	128,450	102,432
Committed to be allocated	26,018	26,018
Unallocated	234,160	260,178

	388,628	388,628

The fair value of unallocated ESOP shares was $2,943,000 and $3,122,000 at December 31, 2011 and 2010, respectively.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total compensation expense recognized in connection with the ESOP was $346,000 and $310,000 for the years ended December 31, 2011 and 2010, respectively.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Share-based Compensation Plans (concluded)

The following table presents the activity for the 2007 Plan as of and for the year ended December 31, 2011:

					Non-vested
	Stock Options				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value
				(In thousands)
Outstanding at beginning of year	487,834	$12.50	6.98		77,852	$12.53
Granted	-	-	-		-	-
Vesting of restricted stock	-	-	-		(38,627)	12.53
Cancelled (forfeited and expired)	(6,080)	12.53	6.75		(600)	12.53

Outstanding at end of year	481,754	$12.50	6.98	$34	38,625	$12.53

Options exercisable at
end of year	377,530	$12.51	6.95	$23

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.57 as of December 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant date fair value of options granted during the year ended December 31, 2010 was $3.69. There were no stock options granted during the year ended December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company recognized compensation cost for stock options of $227,000 and $350,000, respectively, with a related tax benefit of $15,000 and $28,000, respectively. For the years ended December 31, 2011 and 2010, the Company recognized compensation cost for restricted stock awards of $191,000 and $341,000, respectively, with a related tax benefit of $65,000 and $116,000, respectively. The Company is employing an accelerated method of expense recognition for options and restricted stock awards awarded in 2007 and the straight line method for options awarded in 2010. The remaining estimated future compensation cost (pre-tax) for awards to date under the plan will be recognized in 2012 and amounts to $122,000 for stock options and $67,000 for restricted stock.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
	(In thousands)

Commitments to grant loans	$4,670	$2,555
Unadvanced funds on equity lines of credit	14,649	15,143
Unadvanced funds on construction loans	2,368	2,510
Unadvanced funds on commercial lines of credit	3,200	3,602

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to premises, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)

2012	$348
2013	348
2014	362
2015	349
2016	363
Thereafter	4,937

$6,707

The leases contain options to extend for periods from five to fifty years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2011 and 2010 amounted to $351,000 and $249,000, respectively.

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

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates. Activity is as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)

Balance at beginning of year	$5,193	$5,582
Originations	168	362
Principal payments	(866)	(751)

Balance at end of year	$4,495	$5,193

13.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Securities held to maturity: All fair value measurements are obtained from a third- party pricing service and are not adjusted by management. Fair values are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair values of off-balance-sheet instruments at December 31, 2011 are immaterial.

Assets Measured at Fair Value on a Recurring Basis

There are no assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010.

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets Measured at Fair Value on a Non-recurring Basis (concluded)

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of December 31, 2011 and 2010. The losses represent the amounts recorded during 2011 and 2010 on the assets held at December 31, 2011 and 2010, respectively.

				Year Ended
	At December 31, 2011			December 31, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$-	$-	$858	$80
Foreclosed real estate	-	-	839	413
	$-	$-	$1,697	$493

				Year Ended
	At December 31, 2010			December 31, 2010
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Foreclosed real estate	$-	$-	$100	$140

Losses on impaired loans and foreclosed real estate are based on the appraised value of the underlying collateral, adjusted for selling costs, and may be discounted based on management's estimates of changes in market conditions from time of valuation.

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

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$31,074	$31,074	$9,375	$9,375
Securities held to maturity	36,220	39,248	47,021	49,314
FHLB stock	5,730	5,730	5,730	5,730
Loans, net	348,492	367,043	356,049	364,968
Accrued interest receivable	1,268	1,268	1,413	1,413

Financial liabilities:
Deposits	264,769	265,716	261,050	261,851
Short-term borrowings	-	-	3,000	3,000
Long-term borrowings	133,696	136,690	132,236	133,866
Accrued interest payable	413	413	535	535

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

14.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2011	2010
	(In thousands)
ASSETS

Cash and cash equivalents due from subsidiary	$2,072	$2,377
Investment in common stock of subsidiary	43,501	41,654
Loan to Newport Federal Savings Bank ESOP	2,750	2,951
Net deferred tax asset	349	139
Other assets	2,987	2,597
Total assets	$51,659	$49,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$5	$15
Stockholders' equity	51,654	49,703

Total liabilities and stockholders' equity	$51,659	$49,718

	Years Ended December 31,
STATEMENTS OF INCOME	2011	2010
	(In thousands)
Income:
Interest and fees on loans	$244	$259
Interest on cash and cash equivalents	13	47
Total income	257	306
Total non-interest expenses	308	320
Loss before income taxes and equity in
undistributed net income of subsidiary	(51)	(14)
Applicable income tax benefit	(1)	(169)
	(50)	155
Equity in undistributed net income of subsidiary	1,500	1,645

Net income	$1,450	$1,800

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,450	$1,800
Adjustments to reconcile net income to net cash used
by operating activities:
Equity in undistributed net income of subsidiary	(1,500)	(1,645)
Repayment of ESOP loan	201	186
Stock-based compensation	17	34
Repayment of stock-based compensation by subsidiary	400	658
Deferred income tax provision (benefit)	(210)	127
Increase in other assets	(390)	(1,454)
Increase (decrease) in other liabilities	(10)	8
Net cash provided (used) by operating activities	(42)	(286)

Cash flows from financing activities:
Treasury stock purchased	(263)	(4,628)
Net cash used by financing activities	(263)	(4,628)

Net change in cash and cash equivalents	(305)	(4,914)

Cash and cash equivalents at beginning of year	2,377	7,291

Cash and cash equivalents at end of year	$2,072	$2,377

sTable of Contents

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Concluded)

15.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2011				2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$5,149	$5,305	$5,380	$5,431	$5,589	$5,625	$5,627	$5,665
Interest expense	1,499	1,572	1,624	1,636	1,690	1,811	1,854	1,999

Net interest income	3,650	3,733	3,756	3,795	3,899	3,814	3,773	3,666
Provision for loan losses	92	507	207	315	175	387	80	314

Net interest income, after provision
for loan losses	3,558	3,226	3,549	3,480	3,724	3,427	3,693	3,352
Net gain (loss) on sale of
securities available for sale	-	-	-	-	67	16	13	(217)
Other non-interest income	577	650	605	554	567	590	609	538
Non-interest expenses (1)	3,469	3,407	3,499	3,592	3,278	3,426	3,566	3,417

Income before income taxes	666	469	655	442	1,080	607	749	256
Provision for income taxes	234	191	216	141	293	196	248	155
Net income (loss)	$432	$278	$439	$301	$787	$411	$501	$101

Earnings per common share:
Basic and diluted (2)	$0.13	$0.08	$0.13	$0.09	$0.24	$0.12	$0.14	$0.03

(1)	The decrease in the fourth quarter of 2010 is due to the decrease in stock-based compensation due to the accelerated method of expense recognition adopted at the inception of the plan on October 1, 2007.
(2)	The total of the four quarters’ earnings per share does not agree to the year-to-date earnings per share due to rounding.

