Form 10-Q
period 2012-03-31
Newport Bancorp Inc
filed 2012-05-14
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐          No ☒

As of May 1, 2012, the registrant had 3,506,206 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited) (Dollars in thousands, except per share data)

Cash and due from banks	$21,058	$19,739
Short-term investments	18,646	11,335
Cash and cash equivalents	39,704	31,074

Securities held to maturity, at amortized cost	36,860	36,220
Federal Home Loan Bank stock, at cost	5,588	5,730
Loans	357,222	352,201
Allowance for loan losses	(3,679)	(3,709)
Loans, net	353,543	348,492

Premises and equipment, net	14,507	14,706
Accrued interest receivable	1,241	1,268
Net deferred tax asset	2,809	2,809
Bank-owned life insurance	11,187	11,088
Foreclosed real estate	587	839
Prepaid FDIC insurance	665	734
Other assets	844	949
Total assets	$467,535	$453,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$273,080	$264,769
Long-term borrowings	138,724	133,696
Accrued expenses and other liabilities	3,536	3,790
Total liabilities	415,340	402,255

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,333	50,282
Retained earnings	20,684	20,282
Unearned compensation (266,281 and 272,786 shares at
March 31, 2012 and December 31, 2011, respectively)	(2,322)	(2,413)
Treasury stock, at cost (1,372,143 and 1,371,943 shares at
March 31, 2012 and December 31, 2011, respectively)	(16,549)	(16,546)
Total stockholders’ equity	52,195	51,654
Total liabilities and stockholders’ equity	$467,535	$453,909

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,559	$4,852
Securities	433	572
Other interest-earning assets	18	7
Total interest and dividend income	5,010	5,431

Interest expense:
Deposits	318	494
Short-term borrowings	—	3
Long-term borrowings	1,131	1,139
Total interest expense	1,449	1,636

Net interest income	3,561	3,795
Provision for loan losses	281	315

Net interest income, after provision for loan losses	3,280	3,480

Non-interest income:
Customer service fees	437	443
Bank-owned life insurance	99	102
Miscellaneous	7	9
Total non-interest income	543	554

Non-interest expenses:
Salaries and employee benefits	1,774	1,951
Occupancy and equipment	528	575
Data processing	402	395
Professional fees	153	134
Marketing	147	194
FDIC insurance	76	128
Other general and administrative	154	215
Total non-interest expenses	3,234	3,592

Income and other comprehensive income before income taxes	589	442

Provision for income taxes	187	141

Net income and other comprehensive income	$402	$301

Weighted-average shares outstanding:
Basic	3,313,081	3,308,619
Diluted	3,328,762	3,321,534

Earnings per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$49,703
Net income	—	—	—	301	—	—	301
Share-based compensation – restricted stock	—	—	—	—	55	—	55
Share-based compensation – options	—	—	63	—	—	—	63
ESOP shares committed to be released (6,504 shares)	—	—	22	—	65	—	87
Balance at March 31, 2011	4,878,349	$49	$50,520	$19,133	$(2,744)	$(16,749)	$50,209
Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$51,654
Net income	—	—	—	402	—	—	402
Share-based compensation – restricted stock	—	—	(4)	—	26	—	22
Share-based compensation – options	—	—	36	—	—	—	36
ESOP shares committed to be released (6,504 shares)	—	—	19	—	65	—	84
Purchase of treasury shares (200 shares)	—	—	—	—	—	(3)	(3)
Balance at March 31, 2012	4,878,349	$49	$50,333	$20,684	$(2,322)	$(16,549)	$52,195

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$402	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	281	315
Accretion of securities	(51)	(52)
Gain on sale of foreclosed real estate	(22)	—
Amortization of net deferred loan fees	(203)	(68)
Depreciation and amortization of premises and equipment	236	253
Share-based compensation and ESOP allocation	142	205
Income from bank-owned life insurance	(99)	(102)
Net change in:
Accrued interest receivable	27	(31)
Prepaid FDIC insurance	69	122
Other assets	105	102
Accrued expenses and other liabilities	(254)	(334)
Net cash provided by operating activities	633	711

Cash flows from investing activities:
Purchases of securities held to maturity	(3,997)	—
Principal payments received on securities held to maturity	3,408	3,355
Redemption of Federal Home Loan stock	142	—
Net loan originations	(5,129)	(123)
Proceeds from sales of foreclosed real estate	274	—
Additions to premises and equipment	(37)	(731)
Net cash provided (used) by investing activities	(5,339)	2,501

Cash flows from financing activities:
Net increase (decrease) in deposits	8,311	(69)
Net decrease in borrowings with maturities of three months or less	—	(1,200)
Proceeds from borrowings with maturities in excess of three months	5,028	8,000
Repayment of borrowings with maturities in excess of three months	—	(7,059)
Purchase of treasury stock	(3)	—
Net cash provided (used) by financing activities	13,336	(328)

Net change in cash and cash equivalents	8,630	2,884
Cash and cash equivalents at beginning of period	31,074	9,375
Cash and cash equivalents at end of period	$39,704	$12,259

Supplementary information:
Interest paid on deposit accounts	$318	$548
Interest paid on borrowings	1,133	1,149
Income taxes paid, net of refunds	1	20
Transfers from loans to foreclosed real estate	—	265

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. There was no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

On January 1, 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Adopting the Update did not have a significant impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted the FASB ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements. The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this ASU are to be applied prospectively. Relevant additional disclosures have been provided in Note 7 to the accompanying consolidated financial statements.

NOTE 3 –SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2012

U.S. Government obligation	$3,997	$—	$(1)	$3,996
Government-sponsored enterprise
residential mortgage-backed securities	32,863	2,826	—	35,689

Total	$36,860	$2,826	$(1)	$39,685

December 31, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$36,220	$3,028	$—	$39,248

At March 31, 2012, the U.S. Government obligation matures within one year.

At March 31, 2012 and December 31, 2011, certain securities were pledged to secure repurchase agreements (see Note 8).

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows. There were no securities with gross unrealized losses at December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(Dollars in thousands)
March 31, 2012

U.S. Government obligation	$1	$3,996	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$214,519	$207,773
Equity loans and lines of credit	18,745	19,597
Commercial and multi-family residential	119,947	119,486
Construction	3,279	5,016
	356,490	351,872
Other Loans:
Commercial loans	1,490	1,116
Consumer loans	385	399
Total loans	358,365	353,387

Less: Allowance for loan losses	(3,679)	(3,709)
Net deferred loan fees	(1,143)	(1,186)

Loans, net	$353,543	$348,492

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and		Other
	Residential	of Credit	Multi-Family	Construction	Loans	Total
	(Dollars in thousands)

Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$1,070	$147	$2,373	$94	$25	$3,709
Provision for loans losses	6	17	289	(36)	5	281
Loans charged-off	—	(25)	(300)	—	—	(325)
Recoveries of loans
previously charged-off	—	—	14	—	—	14
Balance at end of period	$1,076	$139	$2,376	$58	$30	$3,679

Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$1,028	$173	$2,353	$89	$29	$3,672
Provision for loans losses	25	(7)	289	10	(2)	315
Loans charged-off	(3)	—	(258)	—	—	(261)
Balance at end of period	$1,050	$166	$2,384	$99	$27	$3,726

March 31, 2012

Amount of allowance for loan losses
for loans deemed to be impaired	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses
for loans not deemed to be impaired	1,076	139	2,376	58	30	3,679
Total allowance for loan losses	$1,076	$139	$2,376	$58	$30	$3,679

Recorded investment in:
Loans deemed to be impaired	$1,134	$182	$3,199	$—	$—	$4,515
Loans deemed not to be impaired	213,385	18,563	116,748	3,279	1,875	353,850
Total	$214,519	$18,745	$119,947	$3,279	$1,875	$358,365

December 31, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses
for loans not deemed to be impaired	1,070	147	2,373	94	25	3,709
Total allowance for loan losses	$1,070	$147	$2,373	$94	$25	$3,709

Recorded investment in:
Loans deemed to be impaired	$1,052	$—	$2,403	$—	$—	$3,455
Loans deemed not to be impaired	206,721	19,597	117,083	5,016	1,515	349,932
Total	$207,773	$19,597	$119,486	$5,016	$1,515	$353,387

The following is a summary of past due and non-accrual loans at March 31, 2012 and December 31, 2011:

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
March 31, 2012	(Dollars in thousands)

Mortgage loans:
One-to-four family residential	$251	$—	$1,133	$1,384	$1,133
Equity loans and lines of credit	—	—	182	182	182
Commercial and multi-family residential	—	1,354	858	2,212	1,656
Total	$251	$1,354	$2,173	$3,778	$2,971

December 31, 2011

Mortgage loans:
One-to-four family residential	$149	$690	$446	$1,285	$1,052
Equity loans and lines of credit	57	150	—	207	—
Commercial and multi-family residential	199	—	858	1,057	858
Total	$405	$840	$1,304	$2,549	$1,910

At March 31, 2012 and December 31, 2011, there were no loans greater than ninety days past due and still accruing interest.

Further information pertaining to impaired loans follows:

	March 31, 2012		December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
One-to-four family residential	$1,134	$1,159	$1,052	$1,053
Equity loans and lines of credit	182	182	—	—
Commercial and multi-family residential	3,199	3,579	2,403	2,480
Total	$4,515	$4,920	$3,455	$3,533

	Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$1,115	$6	$6
Equity loans and lines of credit	114	—	—
Commercial and multi-family residential	2,602	23	23
Total	$3,831	$29	$29

At March 31, 2012 and December 31, 2011, there were no additional funds committed to be advanced in connection with impaired loans. For the quarter ended March 31, 2011, the average recorded investment in impaired loans amounted to $241,000. For the three months ended March 31, 2011, the Company did not recognize any interest income on impaired loans.

Credit Quality Information:

The Company utilizes a nine grade internal loan rating system for commercial and multi-family residential mortgages, construction mortgages and commercial loans as follows:

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

Information pertaining to the Company’s loans by risk rating follows:

	Commercial and
	Multi-family
	Residential		Commercial
	Mortgages	Construction	Loans	Total
	(Dollars in thousands)
March 31, 2012

Loans rated 1 - 4	$85,259	$1,603	$1,306	$88,168
Loans rated 5	18,142	1,676	146	19,964
Loans rated 6	10,108	—	38	10,146
Loans rated 7	6,438	—	—	6,438
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,947	$3,279	$1,490	$124,716

December 31, 2011

Loans rated 1 - 4	$88,036	$1,210	$922	$90,168
Loans rated 5	15,470	3,806	150	19,426
Loans rated 6	10,250	—	44	10,294
Loans rated 7	5,730	—	—	5,730
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,486	$5,016	$1,116	$125,618

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family residential mortgages and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At March 31, 2012, residential one-to-four family mortgage loans rated substandard amounted to $1.1 million and equity loans and lines of credit rated substandard amounted to $182,000. At December 31, 2011, one-to-four family residential mortgage loans rated substandard amounted to $1.1 million. All other one-to-four family residential real estate and equity loans and lines of credit were classified as pass at March 31, 2012 and December 31, 2011.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $32.8 million at March 31, 2012, as compared to $24.9 million as of December 31, 2011. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net income applicable to common stock	$402	$301

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,372)	(1,390)
Less: Weighted average unallocated ESOP shares	(231)	(257)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	38	78
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,313	3,309

Effect of dilutive stock options	16	13
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,329	3,322

Options for 468,149 and 474,919 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 – FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities measured or disclosed at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets Measured at Fair Value on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011. The losses represent the amounts recorded during 2012 and 2011 on the assets held at March 31, 2012 and December 31, 2011, respectively.

				Total Losses
				Three Months Ended
				March 31,
	Level 1	Level 2	Level 3	2012	2011
			(In thousands)
March 31, 2012

Impaired loans	$—	$—	$923	$325	$—
Foreclosed real estate	—	—	587	—	261
	$—	$—	$1,510	$325	$261

				Year Ended
	At December 31, 2011			December 31, 2011
	Level 1	Level 2	Level 3	Total Losses
			(In thousands)
December 31, 2011

Impaired loans	$—	$—	$858	$80
Foreclosed real estate	—	—	839	413
	$—	$—	$1,697	$493

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

	March 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$39,704	$39,704	$—	$—	$39,704
Securities held to maturity	36,860	3,996	35,689	—	39,685
FHLB stock	5,588	—	—	5,588	5,588
Loans, net	353,543	—	—	370,595	370,595
Accrued interest receivable	1,241	—	—	1,241	1,241

Financial liabilities:
Deposits	273,080	—	—	274,039	274,039
Long-term borrowings	138,724	—	—	141,657	141,657
Accrued interest payable	410	—	—	410	410

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$31,074	$31,074
Securities held to maturity	36,220	39,248
FHLB stock	5,730	5,730
Loans, net	348,492	367,043
Accrued interest receivable	1,268	1,268

Financial liabilities:
Deposits	264,769	265,716
Long-term borrowings	133,696	136,690
Accrued interest payable	413	413

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at March 31, 2012 and December 31, 2011 amounted to $99.0 million and $93.7 million, respectively. All FHLB borrowings are secured by a blanket lien on certain qualified collateral, as defined by the FHLB and consisting of first mortgage loans on owner-occupied residential property, and certain pledged commercial mortgages and multi-family real estate loans. At March 31, 2012 and December 31, 2011, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $206.4 million and $205.4 million, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Government-sponsored enterprise residential mortgage-backed securities and U.S. Government obligations pledged to secure these agreements have a carrying value of $36.9 million and $36.2 million and a fair value of $39.7 million and $39.2 million at March 31, 2012 and December 31, 2011, respectively. These securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid. In addition, at March 31, 2012 and December 31, 2011, due from banks pledged to secure these agreements amounted to $6.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s 2011 Annual Report on Form 10-K under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2011 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be our critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $467.5 million, an increase of $13.6 million, or 3.0%, compared to $453.9 million at December 31, 2011. The increase in assets was primarily concentrated in cash and cash equivalents and net loans.

Cash and cash equivalents increased by $8.6 million, or 27.8%, due to an increase in deposits and borrowings, partially offset by the loan growth.

The net loan portfolio increased by $5.1 million, or 1.4%, during the first three months of 2012. The loan portfolio increase was attributable to increases in one-to-four family residential mortgages ($6.7 million, or 3.3%), commercial and multi-family residential mortgages ($461,000, or 0.4%) and commercial loans ($374,000, or 33.5%), offset by decreases in home equity loans and lines ($852,000, or 4.4%) and construction loans ($1.7 million, or 34.6%).

During the three months ended March 31, 2012, deposit balances increased by $8.3 million, or 3.1%. The increase in deposits occurred in NOW/Demand accounts ($7.3 million, or 6.5%), savings accounts ($1.7 million, or 5.2%). These increases were partially offset by decreases in money market accounts ($270,000, or 0.6%) and time deposit accounts ($392,000, or 0.6%).

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, increased $5.0 million, or 3.8%, to $138.7 million at March 31, 2012, compared to an outstanding balance of $133.7 million at December 31, 2011.

Total stockholders’ equity at March 31, 2012 was $52.2 million compared to $51.7 million at December 31, 2011. The increase was primarily attributable to net income and stock-based compensation credits.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income increased by $101,000, or 33.6%, to $402,000 for the three months ended March 31, 2012, compared to $301,000 for the three months ended March 31, 2011. The increase was primarily due to a decrease in non-interest expenses, offset by decreases in net interest income and non-interest income.

Net Interest Income. Net interest income for the three months ended March 31, 2012 was $3.6 million, a $234,000, or 6.2%, decrease from $3.8 million for the three months ended March 31, 2011. The decrease in net interest income was primarily due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. The Company’s first quarter 2012 interest rate spread decreased to 3.39% from 3.51% in the first quarter of 2011, a decrease of 12 basis points.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$348,867	$4,559	5.23%	$356,335	$4,852	5.45%
Securities	36,623	433	4.73	45,480	572	5.03
Other interest-earning assets	15,232	18	0.47	6,223	7	0.45
Total interest-earning assets	400,722	5,010	5.00	408,038	5,431	5.32

Bank-owned life insurance	11,125			10,744
Noninterest-earning assets	44,088			32,577
Total assets	$455,935			$451,359

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,428	57	0.31	$72,596	139	0.77
Savings accounts	32,736	3	0.04	29,543	15	0.20
Money market accounts	49,873	32	0.26	52,735	102	0.77
Certificates of deposit	70,043	226	1.29	69,368	238	1.37
Total interest-bearing deposits	225,080	318	0.57	224,242	494	0.88

Borrowings	134,009	1,131	3.38	136,772	1,142	3.34
Total interest-bearing liabilities	359,089	1,449	1.61	361,014	1,636	1.81

Demand deposits	39,437			36,181
Noninterest-bearing liabilities	5,186			3,800
Total liabilities	403,712			400,995

Stockholders’ equity	52,223			50,364
Total liabilities and stockholders’ equity	$455,935			$451,359

Net interest income		$3,561			$3,795
Interest rate spread			3.39%			3.51%
Net interest margin			3.55%			3.72%
Average interest-earning assets to average interest-bearing liabilities			111.59%			113.03%

Total interest and dividend income decreased $421,000, or 7.8%, between the two periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $293,000, or 6.0%, for the three months ended March 31, 2012 due to a decrease in the average balance and average yield earned on loans. Average loans decreased 2.1% to $348.9 million for the three months ended March 31, 2012 from $356.3 million for the three months ended March 31, 2011, and the yield earned on loans decreased to 5.23% for the three months ended March 31, 2012 from 5.45% for the three months ended March 31, 2011. Interest earned on securities decreased $139,000 due to the decrease in the average balance of securities to $36.6 million for the three months ended March 31, 2012 from $45.5 million for the three months ended March 31, 2011, in addition to the 30 basis points decrease in the average yield earned on securities. Interest earned on other-interest earning assets increased to $18,000 for three months ended March 31, 2012 from $7,000 for the three months ended March 31, 2011, due to the increase in the average balance of other interest-earning assets.

Total interest expense decreased $187,000 to $1.4 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011, due to a 20 basis point decrease in the total average cost of interest-bearing liabilities, including a 31 basis point decrease in the total average cost of interest-bearing deposits. The largest reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $82,000, or 46 basis points in the average cost), money market accounts (a decrease of $70,000, or 51 basis points in the average cost), and savings accounts (a decrease of $12,000, or 16 basis points in the average cost) and certificate of deposit accounts (a decrease of $12,000, or 8 basis points in the average cost). The cost of total borrowings for the three months ended March 31, 2012 totaled $1.1 million and decreased $11,000, or 1.0%, from the three months ended March 31, 2011, due to a $2.8 million decrease in the average balance to $134.0 million from $136.8 million, offset by a 4 basis point increase in the average cost.

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

	For the Three Months Ended March 31, 2012
	Compared to the
	Three Months Ended March 31, 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(100)	$(193)	$(293)
Securities	(106)	(33)	(139)
Other interest-earning assets	10	1	11
Total interest-earning assets	(196)	(225)	(421)

Interest expense:
Deposits	13	(189)	(176)
Borrowings	(72)	61	(11)
Total interest-bearing liabilities	(59)	(128)	(187)
Change in net interest income	$(137)	$(97)	$(234)

Provision for Loan Losses. The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The Company’s loan loss provision for the three months ended March 31, 2012 was $281,000 compared to $315,000 for the three months ended March 31, 2011. The provision for the first quarter of 2012 decreased compared to the provision for the first quarter of 2011, due to a decrease in the loan portfolio, partially offset by an increase in problem loans and charge-offs. There are $17.9 million of classified and criticized loans that are under watch by management. At March 31, 2012, loans classified as special mention totaled $10.1 million, which consisted of commercial and multi-family real estate mortgages, compared to $10.3 million at December 31, 2011. Loans classified as substandard, including all impaired loans, totaled $7.8 million at March 31, 2012, compared to $6.8 million at December 31, 2011. Total classified and criticized loans represent 5.0% of the Company’s total gross loans at March 31, 2012, compared to 4.2% at March 31, 2011. There were no changes in the methodology of calculating the allowance for loan losses from the first quarter of 2011 through the first quarter of 2012. The percentages used to calculate the required reserves for the non-classified loan portfolio and substandard loans were consistent for the periods. The percentages used to calculate the required reserves for the watch and special mention loans were higher in the first quarter of 2012, when compared to the same period in 2011, due to an increase in the trend of charge-offs and delinquencies. The allowance for loan losses to total loans was 1.03%, 1.05% and 1.04% at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The following table provides information with respect to our non-performing assets at the dates indicated. There were no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired. There were no impaired loans which required a valuation reserve at the dates indicated.

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family residential	$1,133	$1,052	$220
Home equity loans and lines of credit	182	—	—
Commercial and multi-family	1,656	858	—
Total nonaccrual loans	2,971	1,910	220
Foreclosed real estate	587	839	365
Total non-performing assets	$3,558	$2,749	$585
Total non-performing loans to total loans	0.84%	0.55%	0.06%
Total non-performing loans to total assets	0.64%	0.42%	0.05%
Total non-performing assets to total assets	0.76%	0.61%	0.13%

Non-performing assets were $3.6 million at March 31, 2012, an increase of $809,000, from December 31, 2011. There were $585,000 of non-performing assets at March 31, 2011. Non-performing loans have increased in the first three months of 2012 as the deterioration in general economic conditions continues, including decreased real estate values, which have resulted in significant challenges for some residential and commercial borrowers.

At March 31, 2012, the Company had a one-to-four family residential property valued at $522,000, and one multi-family real estate property, valued at $65,000, classified as foreclosed real estate. Net loan charge-offs totaling $311,000 and $261,000 were recognized during the quarters ended March 31, 2012 and 2011, respectively.

Non-interest Income. Non-interest income for the first quarter of 2012 totaled $543,000, a decrease of $11,000, or 2.0%, compared to the first quarter of 2011. The decrease in non-interest income between the two periods is primarily due to a $6,000 decrease in fees earned on checking accounts and decreases in bank-owned life insurance income and miscellaneous income.

Non-interest Expense. Total non-interest expense decreased to $3.2 million for the quarter ended March 31, 2012 from $3.6 million for the quarter ended March 31, 2011, a decrease of $358,000, or 10.0%. The decrease between periods is attributable to an overall decrease in salaries and employee benefits, occupancy and equipment expense, marketing costs, FDIC insurance expense and other general and administrative costs, offset by increases in data processing fees and professional services. The decrease in salaries and benefits is primarily due to a reduction in the stock-based compensation expense associated with option grants and restricted stock awards. The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2011 period compared to the 2012 period. The decrease in occupancy and equipment expense is due to a milder winter during the first three months of 2012 compared to the same period in 2011, which resulted in a decrease of operating costs associated with the maintenance of the Bank’s branches. The decrease in marketing costs is a result of a continued effort by management to reduce advertising and marketing expenses. The decrease in FDIC insurance was a result of new FDIC rules that changed its assessment system for deposit insurance coverage from one based on domestic deposits to one based on consolidated total assets less tangible equity and revised the assessment rate schedule. The new rules, effective for the quarter ended June 30, 2011, resulted in a lower expense in deposit insurance coverage in the first quarter of 2012 compared to the first quarter of 2011. The decrease in other general and administrative expenses is primarily due to a decrease in foreclosed real estate expenses due to the reduction in volume of foreclosed real estate assets.

Income Taxes. The provision for income taxes for the three months ended March 31, 2012 was $187,000 compared to $141,000 for the three months ended March 31, 2011. The effective tax rate for the first quarter of 2012 was 31.7%, versus 31.9% for the 2011 period.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $39.7 million. At March 31, 2012, we had the ability to borrow a total of $47.2 million of additional advances from the Federal Home Loan Bank of Boston. On March 31, 2012, we had $99.0 million of advances outstanding.

At March 31, 2012, the Bank had $32.8 million in loan commitments outstanding, which consisted of $13.5 million of real estate loan commitments, $14.6 million in unused home equity lines of credit, $2.0 million in construction loan commitments and $2.7 million in commercial lines of credit commitments. Certificates of deposit due within one year of March 31, 2012 totaled $47.3 million, or 67.5% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At March 31, 2012, the Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans.

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

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by the OCC to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the change in our net portfolio value At December 31, 2011 (the most current information available), that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2012 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$46,921	$-12,392	-21	10.28%	-209
200	54,207	-5,107	-9	11.61%	-76
100	58,930	-383	-1	12.40%	3
50	59,396	83	0	12.43%	6
0	59,313	–	–	12.37%	–
(50)	57,425	-1,888	-3	11.98%	-40
(100)	56,493	-2,820	-5	11.77%	-60

The OCC uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2011 Annual Report on Form 10-K. The Company’s evaluation of its risk factors has not changed materially since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 2012	—	$—	—	161,070
February 2012	—	—	—	161,070
March 2012	200	12.96	200	160,870
Total	200	$12.96	200

(1) On November 18, 2011, the Company announced the commencement of a stock repurchase program to acquire up to 176,070 shares, or 5%, of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time. depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: May 11, 2012	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 11, 2012	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

