Form 10-Q
period 2012-06-30
Newport Bancorp Inc
filed 2012-08-10
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(401) 847-5500)
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

Yes ☐           No ☒

As of August 2, 2012 the registrant had 3,502,488 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except per share data)

Cash and due from banks	$22,436	$19,739
Short-term investments	5,295	11,335
Cash and cash equivalents	27,731	31,074

Securities held to maturity, at amortized cost	37,309	36,220
Federal Home Loan Bank stock, at cost	5,588	5,730

Loans	367,500	352,201
Allowance for loan losses	(3,669)	(3,709)
Loans, net	363,831	348,492

Premises and equipment, net	14,318	14,706
Accrued interest receivable	1,213	1,268
Net deferred tax asset	2,809	2,809
Bank-owned life insurance	11,276	11,088
Foreclosed real estate	715	839
Prepaid FDIC insurance	592	734
Other assets	1,172	949

Total assets	$466,554	$453,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$271,762	$264,769
Long-term borrowings	138,748	133,696
Accrued expenses and other liabilities	3,505	3,790
Total liabilities	414,015	402,255

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,390	50,282
Retained earnings	20,937	20,282
Unearned compensation (259,337 and 272,786 shares at June 30, 2012 and December 31, 2011, respectively)	(2,235)	(2,413)

Treasury stock, at cost (1,375,861 and 1,371,943 shares at June 30, 2012 and December 31, 2011, respectively)	(16,602)	(16,546)
Total stockholders’ equity	52,539	51,654

Total liabilities and stockholders’ equity	$466,554	$453,909

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,432	$4,862	$8,991	$9,714
Securities	394	509	827	1,081
Other interest-earning assets	17	9	35	16
Total interest and dividend income	4,843	5,380	9,853	10,811

Interest expense:
Deposits	302	477	621	971
Short-term borrowings	—	—	—	3
Long-term borrowings	1,134	1,147	2,264	2,286
Total interest expense	1,436	1,624	2,885	3,260

Net interest income	3,407	3,756	6,968	7,551
Provision for loan losses	341	207	622	522
Net interest income, after provision for loan losses	3,066	3,549	6,346	7,029

Non-interest income:
Customer service fees	489	505	926	948
Bank-owned life insurance	89	92	188	194
Miscellaneous	7	8	14	17
Total non-interest income	585	605	1,128	1,159

Non-interest expenses:
Salaries and employee benefits	1,697	1,935	3,471	3,886
Occupancy and equipment	564	535	1,092	1,110
Data processing	400	366	802	761
Professional fees	183	152	336	286
Marketing	164	185	311	379
FDIC insurance	72	106	148	234
Other general and administrative	205	220	359	435
Total non-interest expenses	3,285	3,499	6,519	7,091

Income before income taxes	366	655	955	1,097

Provision for income taxes	113	216	300	357

Net income and comprehensive income	$253	$439	$655	$740

Weighted-average shares outstanding:
Basic	3,317,471	3,314,598	3,315,234	3,311,609
Diluted	3,353,128	3,346,169	3,340,903	3,333,851

Earnings per share:
Basic	$.08	$.13	$.20	$.22
Diluted	$.08	$.13	$.20	$.22

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Unearned	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity

Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$49,703
Net income	—	—	—	740	—	—	740
Share-based compensation – restricted stock	—	—	—	—	117	—	117
Share-based compensation – options	—	—	131	—	—	—	131
ESOP shares committed to be released (13,009 shares)	—	—	49	—	130	—	179
Balance at June 30, 2011	4,878,349	$49	$50,615	$19,572	$(2,617)	$(16,749)	$50,870

Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$51,654
Net income	—	—	—	655	—	—	655
Share-based compensation – restricted stock	—	—	(4)	—	48	—	44
Share-based compensation – options	—	—	69	—	—	—	69
Stock options exercised (1,982 shares)	—	—	—	—	—	25	25
ESOP shares committed to be released (13,009 shares)	—	—	43	—	130	—	173
Purchase of treasury shares (5,900 shares)	—	—	—	—	—	(81)	(81)
Balance at June 30, 2012	4,878,349	$49	$50,390	$20,937	$(2,235)	$(16,602)	$52,539

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$655	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	622	522
Accretion of securities	(103)	(81)
Loss on sale of foreclosed real estate	10	—
Amortization of net deferred loan fees	(368)	(149)
Depreciation and amortization of premises and equipment	470	396
Share-based compensation and ESOP allocation	286	427
Income from bank-owned life insurance	(188)	(194)
Net change in:
Accrued interest receivable	55	(5)
Prepaid FDIC insurance	142	224
Other assets	(223)	31
Accrued expenses and other liabilities	(285)	(93)
Net cash provided by operating activities	1,073	1,818

Cash flows from investing activities:
Purchases of securities held to maturity	(7,995)	—
Principal payments received on securities held to maturity	7,009	5,292
Redemption of Federal Home Loan stock	142	—
Net loan (originations) principal payments	(15,783)	236
Proceeds from sales of foreclosed real estate	304	170
Additions to premises and equipment	(82)	(762)
Net cash provided (used) by investing activities	(16,405)	4,936

Cash flows from financing activities:
Net increase in deposits	6,993	1,270
Net decrease in borrowings with maturities of three months or less	—	(3,000)
Proceeds from borrowings with maturities in excess of three months	5,052	10,500
Repayment of borrowings with maturities in excess of three months	—	(5,619)
Stock options exercised	25	—
Purchase of treasury stock	(81)	—
Net cash provided by financing activities	11,989	3,151

Net change in cash and cash equivalents	(3,343)	9,905
Cash and cash equivalents at beginning of period	31,074	9,375
Cash and cash equivalents at end of period	$27,731	$19,280

Supplementary information:
Interest paid on deposit accounts	$625	$1,059
Interest paid on borrowings	2,267	2,301
Income taxes paid, net of refunds	469	503
Transfers from loans to foreclosed real estate	193	265

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 3 –SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2012

U.S. Government obligations	$7,996	$—	$(1)	$7,995

Government-sponsored enterprise residential mortgage-backed securities	29,313	2,778	—	32,091

Total	$37,309	$2,778	$(1)	$40,086

December 31, 2011

Government-sponsored enterprise residential mortgage-backed securities	$36,220	$3,028	$—	$39,248

At June 30, 2012, the U.S. Government obligations mature within one year.

At June 30, 2012 and December 31, 2011, certain mortgage-backed securities and U.S. Government obligations were pledged to secure repurchase agreements (see Note 8).

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows. There were no securities with gross unrealized losses at December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
June 30, 2012

U.S. Government obligations	$1	$7,995	$-	$-

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Mortgage loans:
One-to-four family residential	$225,790	$207,773
Equity loans and lines of credit	18,307	19,597
Commercial and multi-family residential	119,918	119,486
Construction	2,742	5,016
	366,757	351,872
Other loans:
Commercial loans	1,344	1,116
Consumer loans	547	399
Total loans	368,648	353,387

Less: Allowance for loan losses	(3,669)	(3,709)
Net deferred loan fees	(1,148)	(1,186)

Loans, net	$363,831	$348,492

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	One-to-Four Family Residential	Equity Loans and Lines of Credit	Commercial and Multi-Family	Construction	Other Loans	Total
	(In thousands)
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,076	$139	$2,376	$58	$30	$3,679
Provision for loans losses	47	(2)	301	(6)	1	341
Loans charged-off	—	—	(363)	—	—	(363)
Recoveries of loans previously charged-off	—	—	12	—	—	12
Balance at end of period	$1,123	$137	$2,326	$52	$31	$3,669

Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,070	$147	$2,373	$94	$25	$3,709
Provision for loans losses	53	15	590	(42)	6	622
Loans charged-off	—	(25)	(663)	—	—	(688)
Recoveries of loans previously charged-off	—	—	26	—	—	26
Balance at end of period	$1,123	$137	$2,326	$52	$31	$3,669

Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$1,050	$166	$2,384	$99	$27	$3,726
Provision for loans losses	42	(5)	174	(2)	(2)	207
Loans charged-off	(60)		(186)	—	—	(246)
Balance at end of period	$1,032	$161	$2,372	$97	$25	$3,687

Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$1,028	$173	$2,353	$89	$29	$3,672
Provision for loans losses	67	(12)	463	8	(4)	522
Loans charged-off	(63)		(444)	—	—	(507)
Balance at end of period	$1,032	$161	$2,372	$97	$25	$3,687

	One-to-Four Family Residential	Equity Loans and Lines of Credit	Commercial and Multi-Family	Construction	Other Loans	Total
	(In thousands)
June 30, 2012

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$87	$—	$—	$87

Amount of allowance for loan losses for loans not deemed to be impaired	1,123	137	2,239	52	31	3,582
Total allowance for loan losses	$1,123	$137	$2,326	$52	$31	$3,669

Recorded investment in:
Loans deemed to be impaired	$1,134	$57	$5,414	$—	$—	$6,605
Loans deemed not to be impaired	224,656	18,250	114,504	2,742	1,891	362,043
Total	$225,790	$18,307	$119,918	$2,742	$1,891	$368,648

December 31, 2011

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses for loans not deemed to be impaired	1,070	147	2,373	94	25	3,709
Total allowance for loan losses	$1,070	$147	$2,373	$94	$25	$3,709

Recorded investment in:
Loans deemed to be impaired	$1,052	$—	$2,403	$—	$—	$3,455
Loans deemed not to be impaired	206,721	19,597	117,083	5,016	1,515	349,932
Total	$207,773	$19,597	$119,486	$5,016	$1,515	$353,387

The following is a summary of past due and non-accrual loans at June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
June 30, 2012	(In thousands)

Mortgage loans:
One-to-four family residential	$496	$—	$1,134	$1,630	$1,134
Equity loans and lines of credit		—	57	57	57
Commercial and multi-family residential	266	—	3,376	3,642	4,934
Total	$762	$—	$4,567	$5,329	$6,125

December 31, 2011

Mortgage loans:
One-to-four family residential	$149	$690	$446	$1,285	$1,052
Equity loans and lines of credit	57	150	—	207	—
Commercial and multi-family residential	199	—	858	1,057	858
Total	$405	$840	$1,304	$2,549	$1,910

At June 30, 2012 and December 31, 2011, there were no loans greater than ninety days past due and still accruing interest.

The following is a summary of troubled debt restructurings for both the three and six months ended June 30, 2012. There were no troubled debt restructurings during the six months ended June 30, 2011.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)

Commercial and multi-family residential	5	$1,008	$1,008

Rate reductions ranging from 1.75% to 3.25% for periods of approximately 2 years to 7.5 years were granted for four commercial real estate mortgage loans. The other commercial real estate mortgage loan was modified to extend the maturity terms of the existing loan to October 2012. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

There were no troubled debt restructures that defaulted in the first twelve months after restructure during the six months ended June 30, 2012.

Further information pertaining to impaired loans follows:

	June 30, 2012		December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
One-to-four family residential	$1,134	$1,134	$1,052	$1,053
Equity loans and lines of credit	57	57	—	—
Commercial and multi-family residential	4,406	4,746	2,403	2,480
Total	$5,597	$5,937	$3,455	$3,533

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Mortgage loans:
Commercial and multi-family residential	$1,008	$1,008	$87

There were no impaired loans with a valuation allowance at December 31, 2011.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$1,129	$—	$—	$1,123	$6	$6
Equity loans and lines of credit	134	—	—	125	—	—
Commercial and multi-family residential	3,824	5	5	3,300	28	23
Total	$5,087	$5	$5	$4,548	$34	$29

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$55	$—	$—	$78	$—	$—
Equity loans and lines of credit	6	—	—	3	—	—
Commercial and multi-family residential	506	5	5	349	5	5
Total	$567	$5	$5	$430	$5	$5

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

Information pertaining to the Company’s loans by risk rating follows:

	Commercial and
	Multi-family
	Residential		Commercial
	Mortgages	Construction	Loans	Total
	(Dollars in thousands)
June 30, 2012

Loans rated 1 - 4	$84,579	$652	$993	$86,224
Loans rated 5	18,681	2,090	318	21,089
Loans rated 6	8,790	—	33	8,823
Loans rated 7	7,868	—	—	7,868
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,918	$2,742	$1,344	$124,004

December 31, 2011

Loans rated 1 - 4	$88,036	$1,210	$922	$90,168
Loans rated 5	15,470	3,806	150	19,426
Loans rated 6	10,250	—	44	10,294
Loans rated 7	5,730	—	—	5,730
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,486	$5,016	$1,116	$125,618

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At June 30, 2012, residential one-to-four family mortgage loans rated substandard amounted to $1.1 million and equity loans and lines of credit rated substandard amounted to $57,000. At December 31, 2011, one-to-four family residential mortgage loans rated substandard amounted to $1.1 million. All other one-to-four family residential real estate and equity loans and lines of credit were classified as pass at June 30, 2012 and December 31, 2011.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $29.2 million at June 30, 2012, as compared to $24.9 million as of December 31, 2011. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income applicable to common stock	$253	$439	$655	$740

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,373)	(1,390)	(1,372)	(1,390)
Less: Weighted average unallocated ESOP shares	(224)	(250)	(228)	(254)
Add: Weighted average unvested restricted stock plan shares with non-forfeitable dividend rights	36	77	37	78
Weighted average number of common shares outstanding used to calculate basic earnings per common share	3,317	3,315	3,315	3,312

Effect of dilutive stock options	36	31	26	22
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	3,353	3,346	3,341	3,334

Options for 441,908 and 451,896 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and six month periods ended June 30, 2012, respectively. Options for 456,264 and 465,591 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and six month periods ended June 30, 2011, respectively.

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

Securities held to maturity: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Fair values are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011. The losses represent the amounts recorded during 2012 and 2011 on the assets held at June 30, 2012 and December 31, 2011, respectively.

				Total Losses
				Three Months Ended		Six Months Ended
				June 30,		June 30,
	Level 1	Level 2	Level 3	2012	2011	2012	2011
	(In thousands)
June 30, 2012

Impaired loans	$—	$—	$1,534	$302	$—	$627	$—
Foreclosed real estate	—	—	715	61	—	61	261
	$—	$—	$2,249	$363	$—	$688	$261

				Total Losses
	At December 31, 2011			Year Ended
	Level 1	Level 2	Level 3	December 31, 2011
	(In thousands)
December 31, 2011

Impaired loans	$—	$—	$858	$80
Foreclosed real estate	—	—	839	413
	$—	$—	$1,697	$493

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

	June 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$27,731	$27,731	$—	$—	$27,731
Securities held to maturity	37,309	7,995	32,091	—	40,086
FHLB stock	5,588	—	—	5,588	5,588
Loans, net	363,831	—	—	378,343	378,343
Accrued interest receivable	1,213	—	—	1,213	1,213

Financial liabilities:
Deposits	271,762	—	—	272,706	272,706
Long-term borrowings	138,748	—	—	141,742	141,742
Accrued interest payable	405	—	—	405	405

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$31,074	$31,074
Securities held to maturity	36,220	39,248
FHLB stock	5,730	5,730
Loans, net	348,492	367,043
Accrued interest receivable	1,268	1,268

Financial liabilities:
Deposits	264,769	265,716
Long-term borrowings	133,696	136,690
Accrued interest payable	413	413

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at June 30, 2012 and December 31, 2011 amounted $98.7 million and $93.7 million, respectively. All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans. At June 30, 2012 and December 31, 2011, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $217.4 million and $205.4 million, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Government-sponsored enterprise residential mortgage-backed securities and U.S. Government obligations pledged to secure these agreements have a carrying value of $37.3 million and $36.2 million and a fair value of $40.1 million and $39.2 million at June 30, 2012 and December 31, 2011, respectively. These securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid. In addition, at June 30, 2012 and December 31, 2011, due from banks pledged to secure these agreements amounted to $7.0 million and $6.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets at June 30, 2012 were $466.6 million, an increase of $12.6 million, or 2.8%, compared to $453.9 million at December 31, 2011. The increase in assets was primarily concentrated in net loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $3.3 million, or 10.8%, due to an increase in loan originations, partially offset by an increase in deposits and borrowings.

The net loan portfolio increased by $15.3 million, or 4.4%, during the first six months of 2012. The loan portfolio increase was attributable to increases in one-to-four family residential mortgages (an increase of $18.0 million, or 8.7%), commercial mortgages (an increase of $432,000, or 0.4%), commercial loans (an increase of $228,000, or 20.4%) and consumer loans (an increase of $148,000, or 37.1%), partially offset by decreases in home equity loans and lines (a decrease of $1.3 million, or 6.6%), and construction loans (a decrease of $2.3 million, or 45.3%).

During the first half of 2012, deposit balances increased by $7.0 million, or 2.6%. The increase in deposits was primarily due to increases in NOW/Demand accounts (an increase of $11.1 million, or 9.8%) and savings accounts (an increase of $3.2 million, or 9.8%), partially offset by decreases in money market accounts (a decrease of $5.9 million, or 12.1%) and time deposit accounts (a decrease of $1.3 million, or 1.9%).

Borrowings, consisting of FHLB advances, and two repurchase agreements totaling $40.0 million, increased $5.0 million, or 3.8%, to $138.7 million at June 30, 2012, compared to an outstanding balance of $133.7 million at December 31, 2011.

Total stockholders’ equity at June 30, 2012 was $52.5 million compared to $51.7 million at December 31, 2011. The increase was primarily attributable to net income and stock-based compensation credits.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

Net income decreased by $186,000, or 42.4%, to $253,000 for the three months ended June 30, 2012, compared to $439,000 for the three months ended June 30, 2011. The decrease was primarily due to a decrease in net interest income and an increase in the provision for loan losses, partially offset by a decrease in non-interest expenses.

Net income decreased by $85,000, or 11.5%, to $655,000 for the six months ended June 30, 2012, compared to $740,000 for the six months ended June 30, 2011. The decrease was primarily due to a decrease in net interest income and an increase in the provision for loan losses, partially offset by a decrease in non-interest expenses.

Net Interest Income. Net interest income was $3.4 million and $3.8 million for the quarters ended June 30, 2012 and June 30, 2011, respectively. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. The Company’s second quarter 2012 interest rate spread decreased to 3.11% from 3.51% for the second quarter of 2011, a decrease of 40 basis points.

Net interest income for the six months ended June 30, 2012 was $7.0 million, which was $583,000, or 7.7%, less than net interest income of $7.6 million for the six months ended June 30, 2011. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. For the six months ended June 30, 2012, the interest rate spread decreased to 3.25% from 3.51% for the six months ended June 30, 2011, a decrease of 26 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$360,419	$4,432	4.92%	$356,096	$4,862	5.46%
Securities	36,227	394	4.35	42,895	509	4.75
Other interest-earning assets	18,031	17	0.38	6,097	9	0.59
Total interest-earning assets	414,677	4,843	4.67	405,088	5,380	5.31

Bank-owned life insurance	11,216			10,837
Noninterest-earning assets	39,470			36,073
Total assets	$465,363			$451,998

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$77,405	57	0.29	$71,993	128	0.71
Savings accounts	34,499	7	0.08	30,492	13	0.17
Money market accounts	47,346	31	0.26	52,155	93	0.71
Certificates of deposit	69,876	208	1.19	69,711	243	1.39
Total interest-bearing deposits	229,126	303	0.53	224,351	477	0.85

Borrowings	138,763	1,133	3.27	136,006	1,147	3.37
Total interest-bearing liabilities	367,889	1,436	1.56	360,357	1,624	1.80

Demand deposits	40,769			36,831
Noninterest-bearing liabilities	4,020			3,941
Total liabilities	412,678			401,129

Stockholders’ equity	52,685			50,869
Total liabilities and stockholders’ equity	$465,363			$451,998

Net interest income		$3,407			$3,756
Interest rate spread			3.11%			3.51%
Net interest margin			3.29%			3.71%
Average interest-earning assets to average interest-bearing liabilities			112.72%			112.41%

Total interest and dividend income decreased $537,000, or 10.0%, between the two periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $430,000, or 8.8%, for the three months ended June 30, 2012 due to a decrease in the average yield earned on loans, partially offset by an increase in the average balance of loans. Average loans increased 1.2% to $360.4 million for the three months ended June 30, 2012 from $356.1 million for the three months ended June 30, 2011, and the yield earned on loans decreased to 4.92% for the three months ended June 30, 2012 from 5.46% for the three months ended June 30, 2011. Interest earned on securities decreased $115,000 due to the decrease in the average balance of securities to $36.2 million for the three months ended June 30, 2012 from $42.9 million for the three months ended June 30, 2011, in addition to the 40 basis point decrease in the average yield earned on securities. Interest earned on other-interest earning assets increased to $17,000 for three months ended June 30, 2012 from $9,000 for the three months ended June 30, 2011, due to the increase in the average balance of other interest-earning assets, offset by the decrease in the yield earned on such assets.

Total interest expense decreased $188,000 to $1.4 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011, due to a 24 basis point decrease in the total average cost of interest-bearing liabilities, including a 32 basis point decrease in the total average cost of interest-bearing deposits. The reductions in interest expense related to interest-bearing deposits were seen in interest-bearing demand deposit accounts (a decrease of $71,000, or 42 basis points in the average cost), savings accounts (a decrease of $6,000, or 45 basis points in the average cost), money market accounts (a decrease of $62,000, or 45 basis points in the average cost), and certificate of deposit accounts (a decrease of $35,000, or 20 basis points in the average cost). The cost of total borrowings for the three months ended June 30, 2012 totaled $1.1 million and decreased $14,000, or 0.1%, from the three months ended June 30, 2011, due to a 10 basis point decrease in the average cost, offset by a $2.8 million increase in the average balance to $138.8 million from $136.0 million.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$354,643	$8,991	5.07%	$356,215	$9,714	5.45%
Securities	36,425	827	4.54	44,180	1,081	4.89
Other interest-earning assets	16,631	35	0.42	6,159	16	0.52
Total interest-earning assets	407,699	9,853	4.83	406,554	10,811	5.32

Bank-owned life insurance	11,171			10,791
Noninterest-earning assets	41,779			34,335
Total assets	$460,649			$451,680

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,916	114	0.30	$72,293	267	0.74
Savings accounts	33,618	14	0.08	30,021	28	0.19
Money market accounts	48,610	63	0.26	52,443	195	0.74
Certificates of deposit	69,959	430	1.23	69,540	481	1.38
Total interest-bearing deposits	227,103	621	0.55	224,297	971	0.87

Borrowings	136,386	2,264	3.32	136,387	2,289	3.36
Total interest-bearing liabilities	363,489	2,885	1.59	360,684	3,260	1.81

Demand deposits	40,103			36,507
Noninterest-bearing liabilities	4,603			3,871
Total liabilities	408,195			401,062

Stockholders’ equity	52,454			50,618
Total liabilities and stockholders’ equity	$460,649			$451,680

Net interest income		$6,968			$7,551
Interest rate spread			3.25%			3.51%
Net interest margin			3.42%			3.71%
Average interest-earning assets to average interest-bearing liabilities			112.16%			112.72%

Total interest and dividend income decreased $958,000, or 8.9%, between the two six-month periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $723,000, or 7.4%, for the six months ended June 30, 2012 due to a decrease in the average yield earned on loans and a decrease in the average balance of loans. Average loans decreased 0.4% to $354.6 million for the six months ended June 30, 2012 from $356.2 million for the six months ended June 30, 2011. The yield earned on loans decreased to 5.07% for the six months ended June 30, 2012 from 5.45% for the six months ended June 30, 2011. Interest earned on securities decreased $254,000 due to the decrease in the average balance of securities to $36.4 million for the six months ended June 30, 2012 from $44.2 million for the six months ended June 30, 2011, in addition to the 35 basis point decrease in the average yield earned on securities. Interest earned on other-interest earning assets increased to $35,000 for six months ended June 30, 2012 from $16,000 for the six months ended June 30, 2011, primarily due to the increase in the average balance of other interest-earning assets.

Total interest expense decreased $375,000 to $2.9 million for the six months ended June 30, 2012 from $3.3 million for the six months ended June 30, 2011, due to a 22 basis point decrease in the total average cost of interest-bearing liabilities, including a 32 basis point decrease in the total average cost of interest-bearing deposits. The reductions in interest expense related to interest-bearing deposits were seen in interest-bearing demand deposit accounts (a decrease of $153,000, or 44 basis points in the average cost), savings accounts (a decrease of $14,000, or 11 basis points in the average cost), money market accounts (a decrease of $132,000, or 48 basis points in the average cost), and certificate of deposit accounts (a decrease of $51,000, or 15 basis points in the average cost). The cost of total borrowings for the six months ended June 30, 2012 totaled $2.3 million and decreased $25,000, or 1.1%, from the six months ended June 30, 2011, primarily due to 4 basis point decrease in the average cost.

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

	For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$374	$(804)	$(430)
Securities	(75)	(40)	(115)
Other interest-earning assets	29	(21)	8
Total interest-earning assets	328	(865)	(537)

Interest Expense:
Deposits	68	(242)	(174)
Borrowings	108	(122)	(14)
Total interest-bearing liabilities	176	(364)	(188)

Change in net interest income	$152	$(501)	$(349)

	For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$(43)	$(680)	$(723)
Securities	(180)	(74)	(254)
Other interest-earning assets	28	(9)	19
Total interest-earning assets	(195)	(763)	(958)

Interest Expense:
Deposits	35	(385)	(350)
Borrowings	—	(25)	(25)
Total interest-bearing liabilities	35	(410)	(375)

Change in net interest income	$(230)	$(353)	$(583)

Provision for Loan Losses. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The Company’s loan loss provision for the three months ended June 30, 2012 was $341,000 compared to $207,000 for the three months ended June 30, 2011. The Company’s loan loss provision for the six months ended June 30, 2012 was $622,000 compared to $522,000 for the six months ended June 30, 2011. The provision for the 2012 periods increased compared to the provision for the 2011 periods, due to an increase in the loan portfolio and an increase in problem loans and charge-offs. At June 30, 2012, there were $17.9 million of classified and criticized loans that are under watch by management. At June 30, 2012, loans classified as special mention totaled $8.8 million, which consisted primarily of commercial and multi-family residential mortgages, compared to $10.3 million at December 31, 2011. Loans classified as substandard, including all impaired loans, totaled $9.1 million at June 30, 2012, compared to $6.8 million at December 31, 2011. The decrease in special mention loans is due to a shift in some of the 2011 special mention loans into the substandard and impaired category, resulting in the increase in the substandard and impaired loans at June 30, 2012. Total classified and criticized loans represent 4.9% of the Company’s total gross loans at June 30, 2012, compared to 4.8% at June 30, 2011.

There were no changes in the methodology of calculating the allowance for loan losses from the first six months of 2011 through the first six months of 2012. The percentages used to calculate the required reserves for the non-classified loan portfolio and substandard loans were consistent for the periods. The percentages used to calculate the required reserves for the watch and special mention loans were higher in the first six months of 2012, when compared to the same period in 2011, due to an increase in the trend of charge-offs and delinquencies. The allowance for loan losses to total loans was 1.00%, 1.05% and 1.03% at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The following table provides information with respect to our non-performing assets at the dates indicated. There were no accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family residential	$1,133	$1,052	$—
Home equity loans and lines of credit	57	—	21
Commercial and multifamily	4,935	858	1,087
Total nonaccrual loans	6,125	1,910	1,108
Foreclosed real estate	715	839	195
Total non-performing assets	$6,840	$2,749	$1,303
Total non-performing loans to total loans	1.68%	0.55%	0.31%
Total non-performing loans to total assets	1.31%	0.42%	0.24%
Total non-performing assets to total assets	1.47%	0.61%	0.29%

Non-performing assets were $6.8 million at June 30, 2012, an increase of $4.1 million from December 31, 2011. There were $1.3 million of non-performing assets at June 30, 2011. Non-performing loans have increased in the first half of 2012 as the deterioration in general economic conditions continues, including decreased real estate values, which have resulted in significant challenges for some residential and commercial borrowers.

At June 30, 2012, the Company had two one-to-four family residential properties valued at an aggregate of $647,000 and one multi-family real estate property, valued at $68,000, classified as foreclosed real estate. Net loan charge-offs totaling $351,000 and $662,000 were recognized during the quarter and six months ended June 30, 2012, respectively.

Non-interest Income. Non-interest income for the three months ended June 30, 2012 totaled $585,000, a decrease of $20,000, or 3.3%, compared to $605,000 for the three months ended June 30, 2011. The decrease in non-interest income for the quarter ended June 30, 2012 from the quarter ended June 30, 2011 is primarily attributable to the $16,000 decrease in customer service fees.

Non-interest income for the first six months of 2012 totaled $1.1 million, a decrease of $31,000, or 2.7%, compared to the first six months of 2011. The decrease in non-interest income for the six months ended June 30, 2012 when compared to the same period in 2011 is primarily due to a $22,000 decrease in customer service fees.

Non-interest Expense. Non-interest expenses totaled $3.3 million for the quarter ended June 30, 2012 compared to $3.5 million for the quarter ended June 30, 2011. The $238,000 decrease in salaries and employee benefits in the second quarter of 2012 is the primary reason for the decrease in non-interest expenses.

For the six months ended June 30, 2012, non-interest expenses totaled $6.5 million, a decrease of $572,000, or 8.1%, compared to the same period in 2011. The decrease in non-interest expenses for the first six months of 2012 when compared to the first six months of 2011 is attributable to decreases in salaries and employee benefits, occupancy and equipment expense, marketing costs, FDIC insurance costs and other general and administrative expenses, partially offset by increases in data processing fees and professional fees.

The decrease in salaries and benefits for both the three and six month periods is primarily due to a decrease in salary costs and a reduction in the stock-based compensation expense associated with option grants and restricted stock awards. The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2011 period compared to the 2012 period. The decrease in occupancy and equipment expense for the six month period is due to a milder winter during the beginning of 2012 compared to the beginning of 2011, which resulted in a decrease of operating costs associated with the maintenance of the Bank’s branches. The decrease in marketing costs is a result of a continued effort by management to control advertising and marketing expenses. The decrease in FDIC insurance was a result of the FDIC rulemaking that changed its assessment system for deposit insurance coverage from one based on domestic deposits to one based on consolidated total assets less tangible equity and revised the assessment rate schedule. The new rules, effective for the quarter ended June 30, 2011, resulted in a lower expense in deposit insurance coverage in the first six months of 2012 compared to the first six months of 2011. The decrease in other general and administrative expenses is primarily due to decreases in foreclosed real estate and stationery and office supply expenses. The increase in professional costs is due to an increase in legal expenses related to matters associated with problem loans.

Income Taxes. The provision for income taxes for the three months ended June 30, 2012 was $113,000 compared to $216,000 for the three months ended June 30, 2011. The decrease in the tax provision is due to lower income before taxes of $366,000 for the three months ended June 30, 2012, compared to net income before income taxes of $655,000 for the three months ended June 30, 2011. The effective tax rate for the second quarter of 2012 was 30.9%, versus 33.0% for the 2011 period.

The provision for income taxes for the six months ended June 30, 2012 was $300,000, compared to $357,000 for the six months ended June 30, 2011. The decrease in the tax provision is due to lower income before taxes of $955,000 for the six months ended June 30, 2012, compared to net income before income taxes of $1.1 million for the six months ended June 30, 2011. The effective tax rate for the six month period of 2012 was 31.4%, versus 32.5% for the 2011 period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $27.7 million. On June 30, 2012, we had $98.7 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $55.7 million from the Federal Home Loan Bank of Boston, subject to pledging requirements.

At June 30, 2012, we had $29.2 million in loan commitments outstanding, which consisted of $7.4 million of real estate loan commitments, $14.6 million in unused home equity lines of credit, $2.9 million in construction loan commitments and $3.1 million in commercial lines of credit commitments. Certificates of deposit due within one year of June 30, 2012 totaled $45.0 million, or 65.0% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At June 30, 2012, Newport Federal was subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of equity (EVE) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net EVE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios.

The following table presents the change in our net EVE at May 31, 2012 (the most current information available), that would occur in the event of an immediate change in interest rates with no effect given to any steps that we might take to counteract that change. The Bank expects that its net EVE at June 30, 2012 is consistent with the table below.

Basis Point (“bp”)	Net EVE (Dollars in thousands)			Net EVE as % of Economic Value of Assets
Change in Rates	Amount	Change	% Change	EVE Ratio	Change (bp)

400	$40,202	$-17,786	-30.7	9.27%	-274
300	45,629	-12,359	-21.3	10.23%	-178
200	50,969	-7,019	-12.1	11.11%	-90
100	55,473	-2,515	-4.3	11.76%	-24
0	57,988	—	—	12.01%	—
(100)	52,625	-5,363	-9.2	10.79%	-121

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s evaluation of its risk factors has not changed materially since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2012	—	$—	—	160,870
May 2012	3,900	13.73	3,900	156,970
June 2012	1,800	13.58	1,800	155,170
Total	5,700	$13.68	5,700

(1) On November 18, 2011, the Company announced the commencement of a stock repurchase program to acquire up to 176,070 shares, or 5%, of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 10, 2012	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

