Form 10-Q
period 2012-09-30
Newport Bancorp Inc
filed 2012-11-09
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐              No ☒

As of November 1, 2012 the registrant had 3,493,263 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited) (Dollars in thousands, except share data)
Cash and due from banks	$25,539	$19,739
Short-term investments	8,912	11,335
Cash and cash equivalents	34,451	31,074

Securities held to maturity, at amortized cost	33,735	36,220
Federal Home Loan Bank stock, at cost	5,588	5,730

Loans	370,700	352,201
Allowance for loan losses	(3,838)	(3,709)
Loans, net	366,862	348,492

Premises and equipment	13,702	14,706
Accrued interest receivable	1,251	1,268
Net deferred tax asset	2,809	2,809
Bank-owned life insurance	11,366	11,088
Foreclosed real estate	157	839
Prepaid FDIC insurance	503	734
Other assets	1,143	949

Total assets	$471,567	$453,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$278,272	$264,769
Long-term borrowings	136,772	133,696
Accrued expenses and other liabilities	3,909	3,790
Total liabilities	418,953	402,255

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,453	50,282
Retained earnings	21,354	20,282
Unearned compensation (252,832 and 272,786 shares at September 30, 2012 and December 31, 2011, respectively)	(2,146)	(2,413)
Treasury stock, at cost (1,409,535 shares and 1,371,943 shares at September 30, 2012 and December 31, 2011, respectively)	(17,096)	(16,546)
Total stockholders’ equity	52,614	51,654

Total liabilities and stockholders’ equity	$471,567	$453,909

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (Dollars in thousands, except share data)

Interest and dividend income:
Loans	$4,492	$4,801	$13,483	$14,515
Securities	364	489	1,191	1,570
Other interest-earning assets	15	15	50	31
Total interest and dividend income	4,871	5,305	14,724	16,116

Interest expense:
Deposits	285	419	906	1,390
Short-term borrowings	—	—	—	3
Long-term borrowings	1,139	1,153	3,403	3,439
Total interest expense	1,424	1,572	4,309	4,832

Net interest income	3,447	3,733	10,415	11,284
Provision for loan losses	176	507	798	1,029

Net interest income, after provision for loan losses	3,271	3,226	9,617	10,255

Non-interest income:
Customer service fees	476	519	1,402	1,467
Bank-owned life insurance	90	92	278	286
Miscellaneous	26	39	40	56
Total non-interest income	592	650	1,720	1,809

Non-interest expenses:
Salaries and employee benefits	1,675	1,839	5,146	5,725
Occupancy and equipment	554	537	1,646	1,647
Data processing	445	406	1,247	1,167
Professional fees	147	147	483	433
Marketing	145	151	456	530
FDIC insurance	113	92	261	326
Other general and administrative	155	235	514	670
Total non-interest expenses	3,234	3,407	9,753	10,498

Income before income taxes	629	469	1,584	1,566

Provision for income taxes	212	191	512	548

Net income and comprehensive income	$417	$278	$1,072	$1,018

Weighted-average shares outstanding:
Basic	3,311,469	3,321,079	3,313,979	3,314,766
Diluted	3,364,158	3,331,446	3,348,655	3,369,618

Earnings per share:
Basic	$0.13	$.08	$0.32	$.31
Diluted	$0.12	$.08	$0.32	$.30

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)
(Dollars in thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$49,703
Net income	—	—	—	1,018	—	—	1,018
Share-based compensation – restricted stock	—	—	—	—	168	—	168
Share-based compensation – options	—	—	192	—	—	—	192
ESOP shares committed to be released (19,513 shares)	—	—	69	—	195	—	264
Balance at September 30, 2011	4,878,349	$49	$50,696	$19,850	$(2,501)	$(16,749)	$51,345
Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$51,654
Net income	—	—	—	1,072	—	—	1,072
Share-based compensation – restricted stock	—	—	(5)	—	72	—	67
Share-based compensation – options	—	—	104	—	—	—	104
Stock options exercised (4,308 shares)	—	—	—	—	—	53	53
ESOP shares committed to be released (19,513 shares)	—	—	72	—	195	—	267
Purchase of treasury shares (41,900 shares)	—	—	—	—	—	(603)	(603)
Balance at September 30, 2012	4,878,349	$49	$50,453	$21,354	$(2,146)	$(17,096)	$52,614

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$1,072	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	798	1,029
Accretion of securities	(161)	(115)
Write-down on foreclosed real estate	—	25
Loss on sale of foreclosed real estate	2	—
Amortization of net deferred loan fees	(487)	(262)
Depreciation and amortization of premises and equipment	703	724
Share-based compensation and ESOP allocation	438	624
Deferred income tax benefit	—	(210)
Income from bank-owned life insurance	(278)	(286)
Net change in:
Accrued interest receivable	17	24
Prepaid FDIC insurance	231	308
Other assets	(194)	311
Accrued expenses and other liabilities	119	(173)
Net cash provided by operating activities	2,260	3,017

Cash flows from investing activities:
Purchases of securities held to maturity	(7,998)	—
Principal payments received on securities held to maturity	10,644	7,542
Redemption of Federal Home Loan stock	142	—
Net loan (originations) principal payments	(18,906)	3,106
Proceeds from sales of foreclosed real estate	905	171
Additions to premises and equipment	(114)	(1,067)
Proceeds from sale of premises and equipment	415	—
Net cash provided (used) by investing activities	(14,912)	9,752

Cash flows from financing activities:
Net increase in deposits	13,503	5,931
Net decrease in borrowings with maturities of three months or less	—	(3,000)
Proceeds from borrowings with maturities in excess of three months	5,000	10,500
Repayment of borrowings with maturities in excess of three months	(1,924)	(6,009)
Stock options exercised	53	—
Purchase of treasury stock	(603)	—
Net cash provided by financing activities	16,029	7,422

Net change in cash and cash equivalents	3,377	20,191
Cash and cash equivalents at beginning of period	31,074	9,375
Cash and cash equivalents at end of period	$34,451	$29,566

Supplementary information:
Interest paid on deposit accounts	$907	$1,488
Interest paid on borrowings	3,414	3,456
Income taxes paid, net of refunds	569	503
Transfers from loans to foreclosed real estate	225	350

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 3 –SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains, follows:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(In thousands)
September 30, 2012

U.S. Government obligations	$7,998	$—	$7,998
Government-sponsored enterprise
residential mortgage-backed securities	25,737	2,785	28,522

Total	$33,735	$2,785	$36,520

December 31, 2011

Government-sponsored enterprise
residential mortgage-backed securities	$36,220	$3,028	$39,248

At September 30, 2012, the U.S. Government obligations mature within one year.

At September 30, 2012 and December 31, 2011, all securities held to maturity were pledged to secure repurchase agreements (see Note 8).

There were no securities with gross unrealized losses at September 30, 2012 and December 31, 2011.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the balances of loans at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Mortgage loans:
One-to-four family residential	$232,361	$207,773
Equity loans and lines of credit	17,950	19,597
Commercial and multi-family residential	116,326	119,486
Construction	3,699	5,016
	370,336	351,872
Other loans:
Commercial loans	1,218	1,116
Consumer loans	305	399
Total loans	371,859	353,387

Less: Allowance for loan losses	(3,838)	(3,709)
Net deferred loan fees	(1,159)	(1,186)

Loans, net	$366,862	$348,492

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and		Other
	Residential	of Credit	Multi-Family	Construction	Loans	Total
	(In thousands)

Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,123	$137	$2,326	$52	$31	$3,669
Provision for loans losses	36	(3)	132	18	(7)	176
Loans charged-off	—	—	(34)	—	—	(34)
Recoveries of loans
previously charged-off	—	—	27	—	—	27
Balance at end of period	$1,159	$134	$2,451	$70	$24	$3,838

Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,070	$147	$2,373	$94	$25	$3,709
Provision for loans losses	89	12	722	(24)	(1)	798
Loans charged-off	—	(25)	(697)	—	—	(722)
Recoveries of loans
previously charged-off	—	—	53	—	—	53
Balance at end of period	$1,159	$134	$2,451	$70	$24	$3,838

Three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$1,032	$161	$2,372	$97	$25	$3,687
Provision for loans losses	89	10	365	8	35	507
Loans charged-off	(79)	(21)	(389)	—	(37)	(526)
Balance at end of period	$1,042	$150	$2,348	$105	$23	$3,668

Nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$1,028	$173	$2,353	$89	$29	$3,672
Provision for loans losses	106	48	828	16	31	1,029
Loans charged-off	(92)	(71)	(833)	—	(37)	(1,033)
Balance at end of period	$1,042	$150	$2,348	$105	$23	$3,668

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and		Other
	Residential	of Credit	Multi-Family	Construction	Loans	Total
	(In thousands)
September 30, 2012

Amount of allowance for loan losses
for loans deemed to be impaired	$73	$8	$201	$—	$—	$282

Amount of allowance for loan losses
for loans not deemed to be impaired	1,086	126	2,250	70	24	3,556
Total allowance for loan losses	$1,159	$134	$2,451	$70	$24	$3,838

Recorded investment in:
Loans deemed to be impaired	$521	$57	$4,426	$—	$—	$5,004
Loans deemed not to be impaired	231,840	17,893	111,900	3,699	1,523	366,855
Total	$232,361	$17,950	$116,326	$3,699	$1,523	$371,859

December 31, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses
for loans not deemed to be impaired	1,070	147	2,373	94	25	3,709
Total allowance for loan losses	$1,070	$147	$2,373	$94	$25	$3,709

Recorded investment in:
Loans deemed to be impaired	$1,052	$—	$2,403	$—	$—	$3,455
Loans deemed not to be impaired	206,721	19,597	117,083	5,016	1,515	349,932
Total	$207,773	$19,597	$119,486	$5,016	$1,515	$353,387

The following is a summary of past due and non-accrual loans at September 30, 2012 and December 31, 2011:

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
September 30, 2012	(In thousands)

Mortgage loans:
One-to-four family residential	$547	$—	$—	$547	$521
Equity loans and lines of credit	—	—	—	—	57
Commercial and multi-family residential	—	384	1,518	1,902	3,420
Total	$547	$384	$1,518	$2,449	$3,998

December 31, 2011

Mortgage loans:
One-to-four family residential	$149	$690	$446	$1,285	$1,052
Equity loans and lines of credit	57	150	—	207	—
Commercial and multi-family residential	199	—	858	1,057	858
Total	$405	$840	$1,304	$2,549	$1,910

At September 30, 2012 and December 31, 2011, there were no loans greater than ninety days past due and still accruing interest.

The following is a summary of troubled debt restructurings for the three months ended June 30, 2012.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)

Commercial and multi-family residential	5	$1,008	$1,008

The following is a summary of troubled debt restructurings for the three months ended September 30, 2012. There were no troubled debt restructurings during the first quarter of 2012 and the nine months ended September 30, 2011.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)

One-to-four family residential	2	$521	$521
Equity loans and lines of credit	1	57	57
Commercial and multi-family residential	2	1,428	1,425

Rate reductions ranging from 1.75% to 3.25% for periods of approximately 2 years to 7.5 years were granted for six commercial real estate mortgage loans. The other commercial real estate mortgage loan was modified to extend the maturity terms of the existing loan to October 2012. Rate reductions ranging from 1.50% to 1.99% were granted on two one-to-four family residential mortgage and on one home equity loan. Maturity terms were extended by approximately 15 months and 18 months for one one-to-four family residential mortgage loan and one home equity loan, respectively. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

There were no troubled debt restructures that defaulted in the first twelve months after restructure during the three and nine months ended September 30, 2012.

A summary of impaired loans at the dates indicated follows:

	September 30, 2012		December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
One-to-four family residential	$—	$—	$1,052	$1,053
Commercial and multi-family residential	2,397	2,692	2,403	2,480
Total	$2,397	$2,692	$3,455	$3,533

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Mortgage loans:
One-to-four family residential	$521	$521	$73
Equity loans and lines of credit	57	57	8
Commercial and multi-family residential	2,029	2,029	201
Total	$2,607	$2,607	$282

There were no impaired loans with a valuation allowance at December 31, 2011.

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$977	$37	$43	$1,064	$43	$43
Equity loans and lines of credit	76	3	3	105	3	3
Commercial and multi-family residential	4,296	34	61	3,646	61	61
Total	$5,349	$74	$107	$4,815	$107	$107

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$295	$11	$11	$172	$11	$11
Equity loans and lines of credit	7	—	—	2	—	—
Commercial and multi-family residential	1,162	27	27	601	32	32
Total	$1,464	$38	$38	$775	$43	$43

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

Information pertaining to the Company’s loans by risk rating follows:

	Commercial and
	Multi-family
	Residential		Commercial
	Mortgages	Construction	Loans	Total
	(In thousands)
September 30, 2012

Loans rated 1 - 4	$88,041	$907	$1,014	$89,962
Loans rated 5	18,159	2,792	176	21,127
Loans rated 6	7,688	—	28	7,716
Loans rated 7	2,438	—	—	2,438
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$116,326	$3,699	$1,218	$121,243

December 31, 2011

Loans rated 1 - 4	$88,036	$1,210	$922	$90,168
Loans rated 5	15,470	3,806	150	19,426
Loans rated 6	10,250	—	44	10,294
Loans rated 7	5,730	—	—	5,730
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,486	$5,016	$1,116	$125,618

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At September 30, 2012, residential one-to-four family mortgage loans rated substandard amounted to $521,000 and equity loans and lines of credit rated substandard amounted to $57,000. At December 31, 2011, one-to-four family residential mortgage loans rated substandard amounted to $1.1 million. All other one-to-four family residential real estate and equity loans and lines of credit were classified as pass at September 30, 2012 and December 31, 2011.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $28.0 million at September 30, 2012, as compared to $24.9 million as of December 31, 2011. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Net income applicable to common stock	$417	$278	$1,072	$1,018

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,388)	(1,390)	(1,378)	(1,390)
Less: Weighted average unallocated ESOP shares	(218)	(244)	(225)	(251)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	39	77	39	78
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,311	3,321	3,314	3,315

Effect of dilutive stock options	53	10	35	55
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,364	3,331	3,349	3,370

Options for 422,581 and 440,594 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and nine month periods ended September 30, 2012, respectively. Options for 477,467 and 432,982 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the three and nine month periods ended September 30, 2011, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011. The losses represent the amounts recorded during 2012 and 2011 on the assets held at September 30, 2012 and December 31, 2011, respectively.

				Total Losses
				Three Months Ended		Nine Months Ended
	At September 30, 2012			September 30,		September 30,
	Level 1	Level 2	Level 3	2012	2011	2012	2011
	(In thousands)

Impaired loans	$—	$—	$730	$34	$525	$636	$1,032
Foreclosed real estate	—	—	157	—	25	61	25
	$—	$—	$887	$34	$550	$697	$1,057

				Total Losses
	At December 31, 2011			Year Ended
	Level 1	Level 2	Level 3	December 31, 2011
	(In thousands)

Impaired loans	$—	$—	$858	$80
Foreclosed real estate	—	—	839	413
	$—	$—	$1,697	$493

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

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$34,451	$34,451	$—	$—	$34,451
Securities held to maturity	33,735	7,998	28,522	—	36,520
FHLB stock	5,588	—	—	5,588	5,588
Loans, net	366,862	—	—	381,747	381,747
Accrued interest receivable	1,251	—	—	1,251	1,251

Financial liabilities:
Deposits	278,272	—	—	279,171	279,171
Long-term borrowings	136,772	—	—	140,152	140,152
Accrued interest payable	400	—	—	400	400

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$31,074	$31,074
Securities held to maturity	36,220	39,248
FHLB stock	5,730	5,730
Loans, net	348,492	367,043
Accrued interest receivable	1,268	1,268

Financial liabilities:
Deposits	264,769	265,716
Long-term borrowings	133,696	136,690
Accrued interest payable	413	413

NOTE 8 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at September 30, 2012 and December 31, 2011 amounted to $96.8 million and $93.7 million, respectively. All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans. At September 30, 2012 and December 31, 2011, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $222.5 million and $205.4 million, respectively.

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

The amounts of securities collateralizing these repurchase agreements are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Government-sponsored enterprise residential mortgage-backed securities and U.S. Government obligations pledged to secure these agreements have a carrying value of $33.7 million and $36.2 million and a fair value of $36.5 million and $39.2 million at September 30, 2012 and December 31, 2011, respectively. These securities are held-to-maturity and cannot be sold until the liability that they are pledged against has been paid. In addition, at September 30, 2012 and December 31, 2011, due from banks pledged to secure these agreements amounted to $10.0 million and $6.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 were $471.6 million, an increase of $17.7 million, or 3.9%, compared to $453.9 million at December 31, 2011. The increase in assets was primarily concentrated in net loans and cash and cash equivalents, partially offset by decreases in securities and premises and equipment.

Cash and cash equivalents increased by $3.4 million, or 10.9%, due to principal payments received on mortgage-backed securities and an increase in deposits and borrowings.

The net loan portfolio increased by $18.4 million, or 5.3%, during the first nine months of 2012. The loan portfolio increase was attributable to an increase in residential mortgages (an increase of $24.6 million, or 11.8%), partially offset by decreases in home equity loans and lines (a decrease of $1.6 million, or 8.4%), commercial mortgages (a decrease of $3.2 million, or 2.6%) and construction loans (a decrease of $1.3 million, or 26.3%).

During the first nine months of 2012, deposit balances increased by $13.5 million, or 5.1%. The increase in deposits occurred in NOW/Demand accounts (an increase of $15.2 million, or 13.5%) and savings accounts (an increase of $4.6 million, or 14.2%), partially offset by decreases in money market accounts (a decrease of $2.4 million, or 5.0%) and time deposit accounts (a decrease of $3.9 million, or 5.5%).

The decrease in premises and equipment is attributable to normal depreciation and amortization and the sale of the former Westerly, Rhode Island branch, with a carrying value of $415,000, resulting in a gain of $15,000.

Borrowings, consisting of FHLB advances and two repurchase agreements totaling $40.0 million, increased $3.1 million, or 2.3%, to $136.8 million at September 30, 2012, compared to an outstanding balance of $133.7 million at December 31, 2011.

Total stockholders’ equity at September 30, 2012 was $52.6 million compared to $51.7 million at December 31, 2011. The increase was primarily attributable to net income and stock-based compensation credits, partially offset by share buybacks under the Company’s stock repurchase plan.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

General. Net income increased by $139,000, or 50.0%, to $417,000 for the three months ended September 30, 2012, compared to $278,000 for the three months ended September 30, 2011. The increase was primarily due to decreases in the provision for loan losses and non-interest expenses, partially offset by a decrease in net interest income.

Net income increased by $54,000, or 5.3%, to $1.1 million for the nine months ended September 30, 2012, compared to $1.0 million for the nine months ended September 30, 2011. The increase was primarily due to decreases in the provision for loan losses and non-interest expenses, partially offset by a decrease in net interest income.

Net Interest Income. Net interest income was $3.4 million and $3.7 million for the quarters ended September 30, 2012 and September 30, 2011, respectively. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in the expense from deposits and borrowings. The Company’s third quarter 2012 interest rate spread decreased to 3.14% from 3.55% for the third quarter of 2011, a decrease of 41 basis points.

Net interest income for the nine months ended September 30, 2012 was $10.4 million, which was $869,000, or 7.7%, less than net interest income of $11.3 million for the nine months ended September 30, 2011. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. For the nine months ended September 30, 2012, the interest rate spread decreased to 3.21% from 3.52% for the nine months ended September 30, 2011, a decrease of 31 basis points.

The following table summarizes average balances and annualized average yields and costs for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$365,364	$4,492	4.92%	$352,999	$4,801	5.44%
Securities	35,973	364	4.05	40,966	489	4.77
Other interest-earning assets	13,122	15	0.46	6,176	15	0.97
Total interest-earning assets	414,459	4,871	4.70	400,141	5,305	5.30

Bank-owned life insurance	11,306			10,931
Other noninterest-earning assets	45,840			45,392
Total assets	$471,605			$456,464

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$78,160	56	0.29	$71,097	106	0.60
Savings accounts	36,104	7	0.08	30,893	8	0.10
Money market accounts	45,174	28	0.25	49,993	57	0.46
Certificates of deposit	68,251	194	1.14	71,414	248	1.39
Total interest-bearing deposits	227,689	285	0.50	223,397	419	0.75

Borrowings	138,196	1,139	3.30	136,848	1,153	3.37
Total interest-bearing liabilities	365,885	1,424	1.56	360,245	1,572	1.75

Demand deposits	47,465			40,906
Other noninterest-bearing liabilities	5,283			3,809
Total liabilities	418,633			404,960

Stockholders’ equity	52,972			51,504
Total liabilities and stockholders’ equity	$471,605			$456,464

Net interest income		$3,447			$3,733
Interest rate spread			3.14%			3. 55%
Net interest margin			3.33%			3.73%
Average interest-earning assets to average interest-bearing liabilities			113.28%			111.07%

Total interest and dividend income decreased $434,000, or 8.2%, between the two periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $309,000, or 6.4%, for the three months ended September 30, 2012 due to a decrease in the average yield earned on loans, partially offset by an increase in the average balance of loans. Average loans increased 3.5% to $365.4 million for the three months ended September 30, 2012 from $353.0 million for the three months ended September 30, 2011, and the yield earned on loans decreased to 4.92% for the three months ended September 30, 2012 from 5.44% for the three months ended September 30, 2011. Interest earned on securities decreased $125,000 due to the decrease in the average balance of securities to $36.0 million for the three months ended September 30, 2012 from $41.0 million for the three months ended September 30, 2011, in addition to the 72 basis point decrease in the average yield earned on securities. Interest earned on other-interest earning assets remained unchanged for three months ended September 30, 2012 from the three months ended September 30, 2011.

Total interest expense decreased $148,000 to $1.4 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011, due to a 19 basis point decrease in the total average cost of interest-bearing liabilities, including a 25 basis point decrease in the total average cost of interest-bearing deposits. The reductions in interest expense related to interest-bearing deposits were seen in interest-bearing demand deposit accounts (a decrease of $50,000, or 31 basis points in the average cost), savings accounts (a decrease of $1,000, or 2 basis points in the average cost), money market accounts (a decrease of $29,000, or 21 basis points in the average cost), and certificate of deposit accounts (a decrease of $54,000, or 25 basis points in the average cost). The cost of total borrowings for the three months ended September 30, 2012 totaled $1.1 million and decreased $14,000, or 1.2%, from the three months ended September 30, 2011, due to a 7 basis point decrease in the average cost, offset by a $1.3 million increase in the average balance to $138.2 million from $136.8 million.

The following table summarizes average balances and annualized average yields and costs for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$358,243	$13,483	5.02%	$355,131	$14,515	5.45%
Securities	36,273	1,191	4.38	43,097	1,570	4.86
Other interest-earning assets	15,453	50	0.43	6,165	31	0.67
Total interest-earning assets	409,969	14,724	4.79	404,393	16,116	5.31

Bank-owned life insurance	11,216			10,838
Other noninterest-earning assets	43,143			38,061
Total assets	$464,328			$453,292

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,005	170	0.30	$71,890	373	0.69
Savings accounts	34,453	21	0.08	30,315	36	0.16
Money market accounts	47,456	91	0.26	51,617	252	0.65
Certificates of deposit	69,386	624	1.20	70,172	729	1.39
Total interest-bearing deposits	227,300	906	0.53	223,994	1,390	0.83

Borrowings	136,994	3,403	3.31	136,542	3,442	3.36
Total interest-bearing liabilities	364,294	4,309	1.58	360,536	4,832	1.79

Demand deposits	42,575			37,990
Other noninterest-bearing liabilities	4,831			3,850
Total liabilities	411,700			402,376

Stockholders’ equity	52,628			50,916
Total liabilities and stockholders’ equity	$464,328			$453,292

Net interest income		$10,415			$11,284
Interest rate spread			3.21%			3.52%
Net interest margin			3.39%			3.72%
Average interest-earning assets to average interest-bearing liabilities			112.54%			112.16%

Total interest and dividend income decreased $1.4 million, or 8.6%, between the nine-month periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $1.0 million, or 7.1%, for the nine months ended September 30, 2012 due to a decrease in the average yield earned on loans, partially offset by an increase in the average balance of loans. Average loans increased 0.9% to $358.2 million for the nine months ended September 30, 2012 from $355.1 million for the nine months ended September 30, 2011. The yield earned on loans decreased to 5.02% for the nine months ended September 30, 2012 from 5.45% for the nine months ended September 30, 2011. Interest earned on securities decreased $379,000 due to the decrease in the average balance of securities to $36.3 million for the nine months ended September 30, 2012 from $43.1 million for the nine months ended September 30, 2011, in addition to the 48 basis point decrease in the average yield earned on securities. Interest earned on other-interest earning assets increased to $50,000 for the nine months ended September 30, 2012 from $31,000 for the nine months ended September 30, 2011, primarily due to the increase in the average balance of other interest-earning assets.

Total interest expense decreased $523,000 to $4.3 million for the nine months ended September 30, 2012 from $4.8 million for the nine months ended September 30, 2011, due to a 21 basis point decrease in the total average cost of interest-bearing liabilities, including a 30 basis point decrease in the total average cost of interest-bearing deposits. The reductions in interest expense related to interest-bearing deposits were seen in interest-bearing demand deposit accounts (a decrease of $203,000, or 39 basis points in the average cost), savings accounts (a decrease of $15,000, or 8 basis points in the average cost), money market accounts (a decrease of $161,000, or 39 basis points in the average cost), and certificate of deposit accounts (a decrease of $105,000, or 19 basis points in the average cost). The cost of total borrowings for the nine months ended September 30, 2012 totaled $3.4 million and decreased $39,000, or 1.1%, from the nine months ended September 30, 2011, primarily due to 5 basis point decrease in the average cost.

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

	For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$903	$(1,212)	$(309)
Securities	(55)	(70)	(125)
Other interest-earning assets	43	(43)	—
Total interest-earning assets	891	(1,325)	(434)

Interest Expense:
Deposits	54	(188)	(134)
Borrowings	58	(72)	(14)
Total interest-bearing liabilities	112	(260)	(148)
Change in net interest income	$779	$(1,065)	$(286)

	For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$202	$(1,234)	$(1,032)
Securities	(233)	(146)	(379)
Other interest-earning assets	39	(20)	19
Total interest-earning assets	8	(1,400)	(1,392)

Interest Expense:
Deposits	33	(517)	(484)
Borrowings	18	(57)	(39)
Total interest-bearing liabilities	51	(574)	(523)
Change in net interest income	$(43)	$(826)	$(869)

Provision for Loan Losses. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The Company’s loan loss provision for the three months ended September 30, 2012 was $176,000 compared to $507,000 the three months ended September 30, 2011. The Company’s loan loss provision for the nine months ended September 30, 2012 was $798,000 compared to $1.0 million for the nine months ended September 30, 2011. The provision for the 2012 periods decreased compared to the provision for the 2011 periods due to changes in the loan portfolio mix, a decrease in non-impaired classified loans under watch by management and a decrease in charge-offs, partially offset by loan growth and an increase in allocated reserves for loans that have been restructured. At September 30, 2012 there were $15.1 million of classified and criticized loans compared to $17.1 million of such loans at December 31, 2011. At September 30, 2012, loans classified as special mention totaled $7.7 million, which consisted primarily of commercial and multi-family residential mortgages, compared to $10.3 million at December 31, 2011. Loans classified as substandard, including all impaired loans, totaled $7.4 million at September 30, 2012, compared to $6.8 million at December 31, 2011. The decrease in special mention loans is due to a shift in some of the 2011 special mention loans into the substandard and impaired category, resulting in the increase in the substandard and impaired loans at September 30, 2012. Total classified and criticized loans represent 4.1% of the Company’s total gross loans at September 30, 2012, compared to 4.4% at September 30, 2011.

There were no changes in the methodology of calculating the allowance for loan losses from the first nine months of 2011 through the first nine months of 2012. The percentages used to calculate the required reserves for the non-classified loan portfolio and substandard loans were consistent for the periods. The percentages used to calculate the required reserves for the watch and special mention loans were higher in the first nine months of 2012, when compared to the same period in 2011, due to an increase in the trend of charge-offs and delinquencies. The allowance for loan losses as a percentage of total loans was 1.04%, 1.05% and 1.03% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table provides information with respect to our non-performing assets at the dates indicated. There were no accruing loans past due 90 days or more at the dates indicated. All nonaccrual loans are impaired.

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate – mortgage:
One-to-four family residential	$521	$1,052	$550
Home equity loans and lines of credit	57	—	—
Commercial and multi-family	3,420	858	1,143
Total nonaccrual loans	3,998	1,910	1,693
Foreclosed real estate	157	839	255
Total non-performing assets	$4,155	$2,749	$1,948
Total non-performing loans to total loans	1.09%	0.55%	0.48%
Total non-performing loans to total assets	0.85%	0.42%	0.37%
Total non-performing assets to total assets	0.88%	0.61%	0.42%

Non-performing assets were $4.2 million at September 30, 2012, an increase of $1.4 million from December 31, 2011. There were $1.9 million of non-performing assets at September 30, 2011. Non-performing loans have increased in the first half of 2012 as the deterioration in general economic conditions continues, including decreased real estate values, which have resulted in significant challenges for some residential and commercial borrowers. The economic downturn has also resulted in an increase in some loans that have been restructured.

At September 30, 2012, the Company had one property, valued at $157,000, classified as foreclosed real estate. Net loan charge-offs totaling $6,000 and $669,000 were recognized during the quarter and nine months ended September 30, 2012, respectively.

Non-interest Income. Non-interest income for the three months ended September 30, 2012 totaled $592,000, a decrease of $58,000, or 8.9%, compared to $650,000 for the three months ended September 30, 2011. The decrease in non-interest income for the third quarter of 2012 from the third quarter of 2011 is primarily attributable to a $43,000 decrease in customer services fees.

Non-interest income for the nine months ended September 30, 2012 totaled $1.7 million, a decrease of $89,000, or 4.9%, compared to $1.8 million for the nine months ended September 30, 2011. The decrease in non-interest income for the first nine months of 2012 compared to the same period in 2011 is primarily due to the $65,000 decrease in customer service fees.

Non-interest Expense. Non-interest expenses totaled $3.2 million for the quarter ended September 30, 2012 compared to $3.4 million for the quarter ended September 30, 2011. The $164,000 decrease in salaries and employee benefits and the $80,000 decrease in other general and administrative expenses in the third quarter of 2012 is the primary reason for the decrease in non-interest expenses.

For the nine months ended September 30, 2012, non-interest expenses totaled $9.8 million, a decrease of $745,000, or 7.1%, compared to the same period in 2011. The decrease in non-interest expenses for the first nine months of 2012 compared to the first nine months of 2011 is attributable to decreases in salaries and employee benefits, marketing costs, FDIC insurance costs and other general and administrative expenses, partially offset by increases in data processing fees and professional fees.

The decrease in salaries and benefits for both the three and nine month periods is primarily due to a decrease in salary costs and a reduction in the stock-based compensation expense associated with option grants and restricted stock awards. The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in the 2011 period compared to the 2012 period. The decrease in marketing costs is a result of a continued effort by management to reduce advertising and marketing expenses. The decrease in FDIC insurance was a result of the FDIC rulemaking that changed its assessment system for deposit insurance coverage from one based on domestic deposits to one based on consolidated total assets less tangible equity and revised the assessment rate schedule. The new rules, effective for the quarter ended June 30, 2011, resulted in a lower expense in deposit insurance coverage in the first nine months of 2012 compared to the first nine months of 2011. The decrease in other general and administrative expenses is primarily due to decreases in foreclosed real estate and stationery and office supply expenses. The increase in professional costs is due to an increase in legal expenses related to matters associated with problem loans.

Income Taxes. The provision for income taxes for the three months ended September 30, 2012 was $212,000 compared to $191,000 for the three months ended September 30, 2011. The increase in the tax provision is due to higher income before taxes in the 2012 period, offset by a decrease in the effective tax rate for the third quarter of 2012 to 33.7%, from 40.7% for the 2011 period. The higher effective tax rate for the 2011 period was a result of an additional tax provision of $36,000 recorded in the third quarter of 2011 due to the revised estimate of the available deduction for the donation made in 2006 to the charitable foundation, for which the carryforward expired in 2011.

The provision for income taxes for the nine months ended September 30, 2012 was $512,000, compared to $548,000 for the nine months ended September 30, 2011. The effective tax rate for the nine month period of 2012 was 32.3%, versus 35.0% for the 2011 period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $34.5 million. On September 30, 2012, we had $96.8 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $61.6 million from the Federal Home Loan Bank of Boston, subject to pledging requirements.

At September 30, 2012, we had $28.0 million in loan commitments outstanding, which consisted of $7.6 million of real estate loan commitments, $14.1 million in unused home equity lines of credit, $2.0 million in construction loan commitments and $3.4 million in commercial lines of credit commitments. Certificates of deposit due within one year of September 30, 2012 totaled $41.8 million, or 62.6% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At September 30, 2012, Newport Federal was subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net EVE at August 31, 2012 (the most current information available), that would occur in the event of an immediate change in interest rates with no effect given to any steps that we might take to counteract that change. The Bank expects that its net EVE at September 30, 2012 is consistent with the table below.

	Net EVE (Dollars in thousands)			Net EVE as % of Economic Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	EVE Ratio	Change (bp)

400	$41,414	$(17,579)	(29.8)	9.40%	(263)
300	46,808	(12,185)	(20.7)	10.33%	(170)
200	52,107	(6,886)	(11.7)	11.18%	(85)
100	56,502	(2,491)	(4.2)	11.80%	(23)
0	58,993	—	—	12.03%	—
(100)	52,889	(6,104)	(10.3)	10.71%	(132)

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s evaluation of its risk factors has not changed materially since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2012	—	$—	—	155,170
August 2012	10,000	14.30	10,000	145,170
September 2012	26,000	14.55	26,000	119,170
Total	36,000	$14.48	36,000

____________

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

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
30

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: November 9, 2012	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

