Form 10-K
period 2012-12-31
Newport Bancorp Inc
filed 2013-03-22
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012 was approximately $29,691,862.

The number of shares outstanding of the registrant’s common stock as of March 4, 2013 was 3,499,722.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

General

Newport Bancorp, Inc. (“Newport Bancorp” or the “Company”) is a Maryland chartered company established in March 2006 to become the holding company for Newport Federal Savings Bank (“Newport Federal” or the “Bank”) in connection with the Bank’s mutual-to-stock conversion. Newport Bancorp’s business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Newport Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Newport Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Newport Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Newport Federal is a federally chartered savings bank originally founded as a Rhode Island institution in 1888. The Bank operates as a community-oriented financial institution offering financial services to consumers and businesses in the Bank’s market area. Newport Federal attracts deposits from the general public and uses those funds to originate one-to-four family residential mortgage loans, commercial and multi-family residential mortgage loans, equity loans and lines of credit, construction loans, commercial loans and consumer loans. At December 31, 2012, 98.5% of the loans in our portfolio were collateralized by real estate.

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

Market Area

We are headquartered in Newport, Rhode Island. In addition to our main office located in Newport, we operate five full-service branch offices located in Middletown, Wakefield, Westerly and Portsmouth, Rhode Island, and Stonington, Connecticut. We consider Newport and Washington Counties, Rhode Island to be our primary market area. The economy in our market area is primarily oriented to the retail and hospitality industries.

Index

Competition

We face significant competition for the attraction of deposits and origination of loans. Our competition for loans comes primarily from financial institutions and credit unions in our market area.

Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds, from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the FDIC, Newport Federal held approximately 12.10% of the deposits in Newport County, Rhode Island, and approximately 2.36% of the deposits in Washington County, Rhode Island. In addition, banks owned by large holding companies such as Bank of America, Citizens and Sovereign also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential loans. The other significant segment of our loan portfolio is commercial and multi-family residential mortgage loans. To a lesser degree, we also originate equity loans and lines of credit and construction loans. We also offer commercial business loans and consumer loans, which constituted 0.28% and 0.09%, respectively, of total loans at December 31, 2012. We originate loans for investment purposes, although we occasionally may sell a portion of our one-to-four family residential loans into the secondary market.

One-to-Four Family Residential Mortgage Loans. Our origination of mortgage loans enables borrowers to purchase or refinance existing homes located in Rhode Island, Southeastern Connecticut and, to a lesser extent, Southeastern Massachusetts, although our primary lending market is Newport and Washington Counties, Rhode Island.

Our residential lending policies and procedures conform to the secondary market guidelines as we occasionally sell qualifying fixed-rate loans into the secondary market. We offer fixed-rate mortgage loans with terms of 10 to 30 years, and to a lesser extent, 40 years. We also offer adjustable-rate mortgage loans. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages (“ARMs”). The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to a percentage above the one-year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only loans.

Index

We generally do not make conventional loans with loan-to-value ratios exceeding 95%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance. We require all properties securing first mortgage loans to be appraised by an independent appraiser who is approved by the Board of Directors. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Equity Loans and Lines of Credit. We offer home equity loans with a maximum combined loan to value ratio of 80% or less. Our home equity lines of credit have adjustable rates of interest that are indexed to the Prime Rate as published by The Wall Street Journal. Home equity loans have fixed interest rates and terms that typically range from five to 15 years, but may have terms as long as 20 years.

Commercial and Multi-Family Residential Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by five to ten unit apartment buildings, small office buildings, two to four unit mixed-use retail and residential properties and hospitality establishments. These properties are primarily located in Newport and Washington Counties in Rhode Island, and to a lesser extent other cities and towns in Rhode Island, Connecticut and Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 10 years, and to a lesser extent, 20 years. These adjustable-rate loans include loans that adjust based on the five-year FHLB Classic Rate Advance Index, adjustable every five years. Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value.

As of December 31, 2012, our largest loan secured by commercial real estate was $3.8 million. This loan is secured by retail commercial property and was performing in accordance with its original terms at December 31, 2012.

Construction Loans. We originate construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes. Our residential construction loans generally provide for the payment of only interest during the construction phase, which is usually six to twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. One-to-four family residential construction loans are made with a maximum loan to value ratio of 80% of the market value of the real estate and improvements. Commercial, multi-family and other nonresidential loans can be made with a maximum loan to value ratio of 75% of the upon completion market value of the real estate and improvements. At December 31, 2012, our largest construction loan was for $1.4 million, of which $982,000 was advanced. This loan was secured by a real property and was performing according to its original terms at December 31, 2012. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

Commercial Business Loans. We occasionally offer commercial loans, which are secured by business assets or are unsecured. At December 31, 2012, commercial business loans totaled $998,000, or 0.28% of total loans.

Consumer Loans. We offer a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. At December 31, 2012, consumer loans totaled $311,000, or 0.09% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Index

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial and Multi-family Residential Mortgage Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and/or cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. Also, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on such a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. Occasionally, we sells loan that we have originated. The decision to sell loans is based on prevailing market interest rate conditions and interest rate management. We did not sell any loans in 2012 or 2011.

From time to time, we will purchase whole loans or participation loans to supplement our lending portfolio. Whole loans purchased totaled $541,000 at December 31, 2012. We perform our own underwriting analysis on each loan purchased using the same standards used for loans originated.

Index

Loan participations in which we are not the lead lender, which we refer to as purchased participation loans, totaled $260,000 at December 31, 2012. Loan participations are also subject to the same credit analysis and loan approvals as loans that we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, as with purchased whole loans, we do not service purchased participation loans. Thus, with respect to purchased whole loans and purchased participations, we are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. The President, Chief Lending Officer and Chief Operating Officer have authority to approve secured loans in amounts up to $2.8 million and unsecured loans up to $300,000. Secured loans from $2.8 million to $3.2 million must be approved by four of the following persons: Commercial Loan Manager, Retail Loan Manager, Chief Lending Officer, President, Chief Operating Officer or one non-employee member of the Board of Directors. Secured loans from $3.2 million to $3.6 million must be approved by a majority of the Executive Committee of the Board of Directors. Unsecured loans over $600,000 and secured loans greater than $3.6 million up to the legal lending limit must be approved by a majority vote of the Board of Directors. Smaller loans may be approved by individual loan officers.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s unimpaired capital and surplus. At December 31, 2012, the Bank’s regulatory limit on loans to one borrower was $7.4 million. At that date, our largest lending relationship was $4.2 million and was secured by real property. This relationship consisted of three construction loans and one commercial real estate loan, each of which was performing in accordance with its original terms at December 31, 2012.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We are also required to maintain an investment in Federal Home Loan Bank of Boston stock.

At December 31, 2012, our investment portfolio consisted of mortgage-backed securities issued by U.S. government-sponsored enterprises, primarily Fannie Mae.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy. The Chief Executive Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring investment performance. Our Board of Directors reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Index

Deposit Accounts. The majority of our depositors are residents of Rhode Island. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, we consider the rates offered by our competition, our liquidity needs, the profitability of such deposits, matching deposit and loan products and customer preferences and concerns. We generally review the deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products; however, we selectively compete for various certificates of deposit.

In addition to deposit accounts for individuals, we offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts and money market accounts.

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of the Bank’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

At December 31, 2012, we had 66 full-time employees and 17 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Subsidiaries

Newport Bancorp conducts its principal business activities through its wholly-owned subsidiary, Newport Federal. Newport Federal has one wholly-owned subsidiary, NewportFed Investments, Inc., which was established to hold certain investments, consisting primarily of commercial mortgages and loans.

REGULATION AND SUPERVISION

General

Newport Federal Savings Bank is examined and supervised by the Office of the Comptroller of the Currency (OCC) and is subject to examination by the Federal Deposit Insurance Corporation (FDIC). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Newport Federal also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Newport Federal is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Newport Federal and prepares reports for the consideration of its board of directors on any operating deficiencies. Newport Federal’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Newport Federal’s mortgage documents.

Index

As a savings and loan holding company, Newport Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board. Newport Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on Newport Bancorp and Newport Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as Newport Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks has been transferred to the OCC, which is also primarily responsible for the regulation and supervision of national banks. Responsibility for the regulation and supervision of savings and loan holding companies, such as Newport Bancorp was transferred to the Federal Reserve Board, which also supervises bank holding companies. Additionally, a new Consumer Financial Protection Bureau has been established as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets such as Newport Federal continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act also, among other things, changed the base for FDIC insurance assessments, provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.

Set forth below is a brief description of certain regulatory requirements that are applicable to Newport Bancorp and Newport Federal. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Newport Bancorp and Newport Federal.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Newport Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Newport Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Newport Federal, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. OCC regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank. Newport Federal does not typically engage in asset sales.

Index

At December 31, 2012, Newport Federal’s capital exceeded all applicable requirements.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, Newport Federal was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Newport Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Newport Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. A savings bank that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2012, Newport Federal held 96.9% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.

Index

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board or the OCC may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or condition, imposed in connection with an application or notice.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Newport Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Newport Federal. Newport Bancorp is an affiliate of Newport Federal. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Newport Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for bank-wide lending programs available to all employees), and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Newport Federal’s capital. In addition, extensions of credit in excess of certain limits must be approved by Newport Federal’s board of directors. Extensions of credit to executive officers are subject to additional restrictions, including limits on various types of loans.

Index

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized – at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital;
•	adequately capitalized – at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital;
•	undercapitalized – less than 4% leverage capital (less than 3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital;
•	significantly undercapitalized – less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital; or
•	critically undercapitalized – less than 2% tangible capital.

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Index

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective categories accordingly.

At December 31, 2012, Newport Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Newport Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 per account owner. In addition, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings has been recorded for each regular assessment with an offsetting credit to the prepaid asset.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2012 equaled 0.66 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

Index

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Newport Federal. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. Newport Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Newport Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, Newport Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2012, Newport Federal was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Newport Federal are subject to state usury laws and federal laws concerning interest rates. Newport Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Newport Federal also are subject to the:

Index

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Newport Bancorp is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Newport Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Newport Federal.

Activities. The activities of a savings and loan holding company, such as Newport Bancorp, are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting shares of another savings institution or savings and loan holding company, without prior written approval of the Federal Reserve Board. It also generally prohibits the acquisition or retention of more than 5% of the voting shares of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive effects.

Index

Capital Requirements. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all savings and loan holding companies, minimum consolidated capital levels that are as stringent as those required for their insured depository institution subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. That would exclude instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies. The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less. The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply. The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies. However, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, notwithstanding the Dodd-Frank statutory language, so it is uncertain whether any final rule will do so.

Source of Strength. The Dodd-Frank Act extended to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Capital Distributions. The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has suggested is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. These regulatory policies could affect the ability of Newport Bancorp to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

Newport Bancorp common stock is registered with the Securities and Exchange Commission. Newport Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Our Chief Executive Officer and Chief Financial Officer are required to certify, among other things, that our quarterly and annual reports do not contain any untrue statement of a material fact.

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

During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which was one factor contributing to the increase in our interest rate spread between 2007 and 2011 as interest rates decreased. However, at current interest rate levels our ability to continue to lower our interest expense is relatively limited compared to the average yield on our interest-earning assets which may continue to decrease. Our interest rate spread decreased to 3.21% for the year ended December 31, 2012, compared to 3.49% for the year ended December 31, 2011. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our interest rate spread and net interest income may continue to be adversely affected, which may have an adverse effect on our profitability.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition, and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial real estate loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.

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

Index

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

If our problem assets increase, our earnings will decrease.

At December 31, 2012, our non-performing assets (which consist of non-accrual loans, accruing loans 90 days or more delinquent and foreclosed real estate) consisted of $2.2 million. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or foreclosed real estate. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we may be required to write down the value of properties in our foreclosed real estate portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our foreclosed real estate. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

Strong competition and changing banking environment may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry, which could ultimately limit our growth, profitability and stockholder value.  Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Newport Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Newport Federal.

Index

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Newport Federal could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if our capital levels were to decline and we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers, could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings associations such as Newport Federal (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Newport Bancorp;
•	the Federal Reserve Board is required to set minimum capital levels for savings and loan holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements;
•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;
18

Index
•	a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Newport Federal, will be examined by their applicable bank regulators; and
•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would require us to maintain higher levels of assets that earn less interest and dividend income and returns on stockholders’ equity would suffer.

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

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

The expiration of unlimited FDIC insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

Index

On December 31, 2012, unlimited FDIC insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal (NOW) accounts. The reduction in FDIC insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2011 and 2012 were equal to annualized rates of approximately 30 and 50 basis points per share, respectively, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2012, the carrying value of our FHLB of Boston stock was $5.6 million.

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)

Main Office:
100 Bellevue Avenue Newport, RI 02840	1964	12,000	N/A	Owned	$3,051

Branches:
165 East Main Road Middletown, RI 02842	1978	3,000	5/30/2020	Leased	$362

1430 East Main Road Portsmouth, RI 02871	2009	6,754	N/A	Owned	$3,151

121 Old Tower Hill Road Wakefield, RI 02879	1996	3,000	5/14/2021	Leased	$281

18 Post Road (1) Westerly, RI 02891	2011	3,800	12/31/2041	Leased	$1,943

445 Liberty Street Stonington, CT 06379	2009	3,500	4/30/2029	Leased	$1,608

(1)           The Bank opened its new branch on 18 Post Road in Westerly in January, 2011, and closed its branch at 2 Wilder Avenue, Westerly at the same time. The Bank sold its 2 Wilder Avenue property in August 2012, for a net gain of $16,000.

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

Not applicable.

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

	High	Low
2012:

First Quarter	$14.07	$12.47
Second Quarter	$14.19	$13.25
Third Quarter	$14.85	$13.70
Fourth Quarter	$17.25	$15.20

2011:

First Quarter	$14.45	$11.71
Second Quarter	$14.48	$13.41
Third Quarter	$14.03	$12.00
Fourth Quarter	$13.39	$12.25

Holders.

As of March 4, 2013, there were approximately 524 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Newport Federal. For more information regarding restrictions on the payment of cash dividends by the Company and by Newport Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Capital Distributions”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions” and Note 9 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 12- Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of December 31, 2012 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On November 18, 2011, the Company announced the commencement of a stock repurchase program to acquire up to 176,070 shares, or 5% of the Company’s then outstanding common stock. Repurchases, which are conducted through open market purchases or privately negotiated transactions, are made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of December 31, 2012, the Company had purchased 56,900 shares under this stock repurchase program, at an average cost of $13.89 per share.

There were no shares repurchased by the Company in the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Index

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

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges that are expected to reverse. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Index

Merger Agreement With SI Financial Group, Inc.

On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Financial Group, Inc. (“SI Financial”), the holding company of Savings Institute Bank and Trust Company, pursuant to which the Company will merge with and into SI Financial, with SI Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into Savings Institute Bank and Trust Company, with Savings Institute Bank and Trust Company as the surviving entity.

Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock will be converted into the right to receive either $17.55 in cash or 1.5129 shares of SI Financial common stock in exchange for each share of Company common stock held by them, subject to proration procedures to ensure that 50 percent of the outstanding shares of Company common stock is converted into SI Financial common stock and the balance is converted into the cash consideration.

The directors of the Company have agreed to vote their shares in favor of the approval of the Merger Agreement at the Company stockholders’ meeting to be held to vote on the proposed transaction. Following the Merger, three members of the Company’s board of directors, including Kevin M. McCarthy, the current President and Chief Executive Officer of the Company, will join SI Financial’s board of directors. The Merger is currently expected to be completed in the third quarter of 2013.

The completion of the Merger is subject to customary closing conditions, including regulatory approval and approval by stockholders of the Company and SI Financial. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay SI Financial a termination fee of $2.45 million.

The Merger Agreement also contains usual and customary representations and warranties that the Company and SI Financial made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and SI Financial, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been used to allocate risk between the Company and SI Financial rather than establishing matters as facts.

Balance Sheet Analysis

Overview. During the year ended December 31, 2012, the Company’s assets decreased by $4.5 million, or 1.0%, to $449.4 million. The decrease in assets was primarily due to a $13.9 million, or 38.4%, decrease in securities and a $1.2 million, or 8.3%, decrease in premises and equipment, offset in part by a $5.0 million, or 16.0%, increase in cash and cash equivalents and a $6.5 million, or 1.9%, increase in net loans. The decrease in securities was attributable to principal payments received on the mortgage-backed securities, which contributed to the increase in cash and cash equivalents. The decrease in net premises and equipment is attributable to the sale of the former Westerly, Rhode Island branch and normal depreciation and amortization.

During the year ended December 31, 2012, liabilities decreased by $6.0 million, or 1.5%, due to a $30.9 million, or 23.1%, decrease in borrowings, offset by a $24.9 million, or 9.4%, increase in deposits.

Loans. Newport Federal’s primary lending activity is the origination of loans secured by real estate. The Bank originates one-to-four family residential real estate loans, equity loans and lines of credit and commercial and multi-family mortgage loans. To a lesser extent, Newport Federal originates construction loans, commercial and consumer loans. Net loans increased 1.9% from $348.5 million at December 31, 2011 to $355.0 million at December 31, 2012. Net loans represented 79.0% of total assets at December 31, 2012.

Index

The largest segment of the Bank’s loan portfolio is one-to-four family residential mortgage loans, which increased by $20.7 million in 2012. One-to-four family loans totaled $228.4 million, which represented 63.4% of total loans at December 31, 2012, compared to $207.8 million, which represented 58.8% of total loans at December 31, 2011. The Bank offers fixed and adjustable-rate one-to-four family residential loans. At December 31, 2012, the Bank had $218.3 million in fixed-rate and $10.1 million in adjustable-rate one-to-four family residential loans.

Equity loans and lines of credit totaled $17.0 million, representing 4.7% of total loans at December 31, 2012, a decrease of $2.6 million from $19.6 million at December 31, 2011.

Commercial and multi-family residential mortgage loans totaled $109.4 million and represented 30.4% of total loans at December 31, 2012, compared to $119.5 million, representing 33.8% of total loans at December 31, 2011. Construction loans totaled $4.1 million, representing 1.1% of total loans at December 31, 2012, compared to $5.0 million, representing 1.4% of total loans at December 31, 2011.

Commercial business loans, which consist of commercial loans not secured by real estate, totaled $998,000, representing 0.3% of total loans at December 31, 2012, compared to $1.1 million at December 31, 2011. The Bank also originates consumer loans secured by automobiles or passbook or certificate accounts. Consumer loans totaled $311,000 at December 31, 2012, compared to $399,000 at December 31, 2011.

Index

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$228,428	63.41%	$207,773	58.79%	$203,893	56.49%	$191,154	53.67%	$183,767	54.53%
Equity loans and lines of credit	16,995	4.72	19,597	5.55	23,112	6.40	25,891	7.27	30,425	9.03
Commercial and multi-family residential	109,372	30.36	119,486	33.81	127,071	35.21	127,255	35.74	108,866	32.30
Construction	4,117	1.14	5,016	1.42	4,948	1.37	9,736	2.73	11,204	3.32
Total mortgage loans	358,912	99.63	351,872	99.57	359,024	99.47	354,036	99.41	334,262	99.18

Other Loans:
Commercial loans	998	0.28	1,116	0.32	1,638	0.45	1,885	0.53	2,145	0.64
Consumer loans	311	0.09	399	0.11	288	0.08	223	0.06	601	0.18
Total loans	360,221	100.00%	353,387	100.00%	360,950	100.00%	356,144	100.00%	337,008	100.00%

Less:
Allowance for loan losses	(4,031)		(3,709)		(3,672)		(3,467)		(2,924)
Net deferred loan fees	(1,152)		(1,186)		(1,229)		(1,178)		(1,055)
Loans, net	$355,038		$348,492		$356,049		$351,499		$333,029

Index

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family Residential Mortgage Loans	Equity Loans & Lines of Credit	Commercial and Multi-family Mortgage Loans	Construction Mortgage Loans
	(In thousands)
Amounts due in:
One year or less	$122	$607	$6,215	$1,343
More than one year to five years	1,980	4,338	35,909	2,774
More than five years to ten years	25,297	7,068	64,287	—
More than ten years to twenty years	87,624	4,926	2,753	—
More than twenty years	113,405	56	208	—
Total	$228,428	$16,995	$109,372	$4,117

	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$231	$273	$8,791
More than one year to five years	337	38	45,376
More than five years to ten years	430	—	97,082
More than ten years to twenty years	—	—	95,303
More than twenty years	—	—	113,669
Total	$998	$311	$360,221

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude the allowance for loan losses and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
One-to-four family residential	$218,182	$10,124	$228,306
Equity loans and lines of credit	5,140	11,248	16,388
Commercial and multi-family residential	44,343	58,814	103,157
Construction	—	2,774	2,774
Other loans:
Commercial loans	428	339	767
Consumer loans	—	38	38
Total	$268,093	$83,337	$351,430
28

Index

Securities. The securities portfolio consists of the following:

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
Mortgage-back securities	$22,307	$24,506	$36,220	$39,248	$47,021	$49,314

All mortgage-backed securities are backed by residential mortgage loans and are issued by U.S. government-sponsored enterprises. Other than mortgage-backed securities issued by U.S. government-sponsored enterprises, the Company had no investments in one issuer that had an aggregate book value in excess of 10% of our equity at December 31, 2012.

There were no sales of securities during the years ended December 31, 2012 and 2011.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2012. At December 31, 2012, we had no debt securities with maturities of ten years or less.

	More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$22,307	4.42%	$22,307	4.42%

Deposits. Newport Federal’s deposit base is comprised of demand deposits, money market and savings accounts and time deposits. The Bank considers demand deposits, money market and savings accounts to be core deposits. Deposits increased $24.9 million, or 9.4%, for the year ended December 31, 2012. The increase in deposits in 2012 resulted from an $18.1 million, or 16.0%, increase in NOW/Demand accounts, a $6.3 million, or 19.5%, increase in savings accounts and a $5.1 million, or 7.2%, increase in time deposits, offset by a $4.6 million, or 9.4%, decrease in money market accounts. Time deposits represented 26.1% of the Company’s total deposit balances at December 31, 2012, compared to 26.6% at December 31, 2011. NOW/Demand accounts represented 45.3% and 42.7% of the Company’s total deposit balances at December 31, 2012 and 2011, respectively.

The following table sets forth the balances of the Bank’s deposit products at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

Noninterest-bearing demand deposits	$49,173	$39,868	$37,026
Interest-bearing demand deposits	82,059	73,233	72,842
Money market deposit accounts	44,404	48,986	51,778
Regular savings	38,418	32,143	29,728
Certificates of deposit	75,620	70,539	69,676

Total	$289,674	$264,769	$261,050

At December 31, 2012, certificates of deposit include $9.9 million of brokered certificates of deposit. Beginning in November 2013, and monthly thereafter, $5.0 million of these accounts become callable by the Bank.

Index

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012. Jumbo certificates of deposit require minimum deposits of $100,000. The Bank does not offer special rates for jumbo certificates.

Maturity Period	Amount
(In thousands)
Three months or less	$3,083
Over three through six months	4,186
Over six through twelve months	5,705
Over twelve months	10,079
Total	$23,053

Borrowings. Newport Federal utilizes borrowings from the Federal Home Loan Bank of Boston and repurchase agreements to supplement the Bank’s supply of funds for loans and investments.

The Company’s borrowings decreased by $30.9 million to $102.8 million at December 31, 2012, due to excess liquidity available as borrowings matured. For additional information regarding our borrowings, see Note 7 to the Notes to Consolidated Financial Statements included in this Annual Report.

Index

Results of Operations for the Years Ended December 31, 2012 and 2010

Overview. The following table provides selected performance, capital and asset quality ratios for the years ended December 31, 2012 and 2011, expressed as percentages.

	At or For the Years Ended December 31,
	2012	2011
Performance Ratios:
Return on average assets	0.34%	0.32%
Return on average equity	2.96	2.83
Interest rate spread (1)	3.21	3.49
Net interest margin (2)	3.38	3.69
Non-interest expense to average assets	2.80	3.07
Efficiency ratio (3)	79.98	80.64
Average interest-earning assets to average interest-bearing liabilities	112.81	112.26
Average equity to average assets	11.36	11.25

Capital Ratios (Bank Only):
Tangible capital	10.00	9.50
Leverage capital	10.00	9.50
Total risk-based capital	17.10	16.00

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	1.12	1.05
Allowance for loan losses as a percent of nonperforming loans	186.62	194.19
Net charge-offs to average outstanding loans during the period	0.19	0.31
Non-performing loans as a percent of total loans (4)	0.60	0.54

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Total loans are presented before the allowance for loan losses but include deferred costs/fees. Construction loans are included net of unadvanced funds.

Net income in 2012 was $1.6 million compared to $1.5 million in 2011. The increase was due to the $102,000 decrease in the provision for loan losses, the $71,000 increase in non-interest income, the $961,000 decrease in non-interest expenses and the $106,000 decrease in the tax provision, partially offset by the $1.1 million decrease in the Company’s net interest income.

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

	Years Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$358,929	$17,800	4.96%	$353,495	$19,176	5.42%
Securities	34,792	1,510	4.34	41,892	2,041	4.87
Other interest-earning assets	14,626	75	0.51	9,299	48	0.52
Total interest-earning assets	408,347	19,385	4.75	404,686	21,265	5.25

Bank-owned life insurance	11,262			10,886
Other noninterest-earning assets	44,525			39,138
Total assets	$464,134			$454,710

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,726	223	0.29	$71,732	442	0.62
Savings accounts	35,186	28	0.08	31,003	43	0.14
Money market accounts	47,074	120	0.25	51,107	296	0.58
Certificates of deposit	69,529	819	1.18	70,355	969	1.38
Total interest-bearing deposits	228,515	1,190	0.52	224,197	1,750	0.78

Borrowings	133,467	4,390	3.29	136,305	4,581	3.36
Total interest-bearing liabilities	361,982	5,580	1.54	360,502	6,331	1.76

Noninterest-bearing demand deposits	44,078			38,874
Other noninterest-bearing liabilities	5,332			4,187
Total liabilities	411,392			403,563

Equity	52,742			51,147
Total liabilities and equity	$464,134			$454,710

Net interest income		$13,805			$14,934
Interest rate spread			3.21%			3.49%
Net interest margin			3.38%			3.69%
Average interest-earning assets to average interest-bearing liabilities			112.81%			112.26%
32

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

	2012 Compared to 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$291	$(1,667)	$(1,376)
Securities	(323)	(208)	(531)
Other interest-earning assets	27	—	27
Total interest-earning assets	(5)	(1,875)	(1,880)

Interest expense:
Deposits	33	(593)	(560)
Borrowings	(94)	(97)	(191)
Total interest-bearing liabilities	(61)	(690)	(751)
Change in net interest income	$56	$(1,185)	$(1,129)

Net Interest Income. Net interest income for the year ended December 31, 2012 was $13.8 million, compared to $14.9 million for the year ended December 31, 2011, a decrease of 7.6%, primarily due to a 29 basis point decrease in the Company’s net interest rate spread. The decrease in net interest income was primarily due to a decrease in the interest earned on loans and securities, partially offset by a decrease in the interest expense from deposits and borrowings. The yield on interest-earning assets decreased to 4.75% in 2012 from 5.25% in 2011, a decrease of 50 basis points. This decline in the yield was partially offset by an increase in the average balance of interest-earning assets, resulting in a decrease of $1.9 million of income earned on such assets. The cost of interest-bearing liabilities decreased to 1.54% in 2012 from 1.76% in 2011, a decrease of 22 basis points. The average balance of interest-bearing deposits increased $4.3 million, or 1.9%, for the year ended December 31, 2012, as the average cost of interest-bearing deposits decreased by 26 basis points in the year ended December 31, 2012, resulting in a $560,000 decrease in interest expense on such deposits. With the short-term market interest rates at their current all-time low levels, customers continue to show a preference for higher-yielding core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The average balance of borrowings decreased $2.8 million in 2012 and the low interest rate environment contributed to the $191,000, or 7 basis points, decrease in total cost of borrowings from 2011 to 2012. When older and higher-cost borrowings matured, newer and lower-cost borrowings were purchased, which contributed to the decrease in the cost of borrowings during 2012.

Provision for Loan Losses. The loan loss provision for the years ended December 31, 2012 and December 31, 2011 was $1.0 million and $1.1 million, respectively. The provision decreased primarily due to changes in the loan portfolio mix, an increase in recoveries and a decrease in charge-offs, offset by loan growth and an increase in allocated reserves for impaired loans that have been restructured.

Non-Interest Income. The following table shows the components of non-interest income and the percentage changes from year to year.

	Years Ended December 31,
	2012	2011	%Change
	(In thousands)

Customer service fees	$1,880	$1,929	(2.5)%
Bank-owned life insurance	532	383	38.9
Miscellaneous	45	74	(39.2)
Total	$2,457	$2,386	3.0%

Index

Non-interest income for 2012 totaled $2.5 million, an increase of $71,000, or 3.0%, compared to 2011. The increase in non-interest income is primarily due to the $149,000 increase in bank-owned life insurance income, due to $164,000 in income relating to death benefits in 2012, partially offset by a decrease in customer service fees earned on checking accounts.

Non-Interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years indicated.

	Years Ended December 31,
	2012	2011	%Change
	(In thousands)

Salaries and employee benefits	$6,885	$7,699	(10.6)%
Occupancy and equipment	2,192	2,185	0.3
Data processing	1,682	1,564	7.5
Professional fees	670	535	25.2
Marketing	577	711	(18.8)
FDIC insurance	339	343	(1.2)
All other	661	930	(28.9)
Total	$13,006	$13,967	(6.9)

Efficiency ratio	79.98%	80.64%	(0.8)%

Total non-interest expenses for 2012 decreased to $13.0 million from $14.0 million for 2011, a decrease of 6.9%. The decrease in total non-interest expense between the two years is attributable to decreases in salaries and employee benefits, marketing costs and other general and administrative expenses, partially offset by increases in data processing costs and professional fees. The decrease in salaries and benefits is primarily due to a decrease in salary costs and a reduction in the stock-based compensation expense associated with option grants and restricted stock awards. The accelerated method of expense recognition was adopted at the inception of the equity incentive plan on October 1, 2007, resulting in a higher stock-based compensation expense in 2011 compared to 2012. The decrease in marketing costs is a result of a continued effort by management to reduce advertising and marketing expenses. The decrease in other general and administrative expenses is primarily due to decreases in foreclosed real estate and stationery and office supply expenses.

Income Tax Expense. The income tax expense for 2012 was $676,000 compared to the income tax expense of $782,000 for 2011. The effective tax rates were 30.2% and 35.0% in 2012 and 2011, respectively. The effective tax rates in 2012 and 2011 include the non-deductible compensation expense recorded for a portion of the incentive stock options, partially offset by non-taxable BOLI income. The effective tax rate decrease is primarily due to higher non-taxable BOLI income and lower state income taxes in 2012 compared to 2011.

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

Index

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

Analysis of Nonperforming and Classified Assets. Newport Bancorp considers repossessed assets, nonaccrual loans and loans that are 90 days or more past due and accruing to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$518	$1,052	$108	$—	$—
Equity loans and lines of credit	56	—	—	—	—
Commercial and multi-family residential	1,586	858	—	860	—
Total	2,160	1,910	108	860	—

Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans		1,910	108	860	—

Foreclosed real estate	—	839	100	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	2,160	2,749	208	860	—

Performing troubled debt restructurings	3,116	—	—	—	—
Total non-performing assets
and performing troubled
debt restructurings	$5,276	$2,749	$208	$860	$—

Total nonperforming loans to total loans	0.60%	0.55%	0.03%	0.24%	0.00%
Total nonperforming loans to total assets	0.48%	0.42%	0.02%	0.19%	0.00%
Total nonperforming assets to total assets	0.48%	0.61%	0.05%	0.19%	0.00%

Gross interest income that would have been recorded for 2012 had nonaccrual loans been current according to their original terms, amounted to $105,000. The amount of interest income on such loans on a cash basis that was included in net income in 2012 was $94,000.

Nonaccrual loans at December 31, 2012, consist of two one-to-four family residential mortgage loans, one equity loan and four commercial and multi-family residential mortgage loans. There are no losses expected on these loans.

Index

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)

Special mention loans	$10,417	$10,294	$10,030
Substandard loans	10,908	6,782	3,204
Substandard securities	—	—	—
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$21,325	$17,076	$13,234

At December 31, 2012, loans classified as substandard consist of twelve commercial and multi-family residential mortgage loans, two one-to-four family residential mortgage loans and one equity loan. Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management has doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. A modified loan is considered to be a troubled debt restructuring (TDR) when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.

The Company’s policy is to place all TDR loans on non-accrual status for a minimum period of three months, if they were performing to the terms of their original loan. If the loan was non-accrual status prior to the restructuring, the TDR loan is placed on non-accrual status for a minimum period of six months. If the loan was in accruing status prior to the restructuring, the TDR loan is placed on non-accrual status for a minimum period of three months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of three to six months. Commercial TDRs are evaluated on a case-by-case basis. Initially, all TDRs are reported as impaired. Generally, a TDR is classified as an impaired loan and a TDR for the remaining life of the loan. Impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

As a result of weakened economic conditions, the Company experienced troubled debt restructuring events involving commercial and residential borrowers during 2012.

Index

The following table presents loans that have been restructured as TDRs at December 31, 2012:

(In thousands)
Mortgage loans:
One-to-four family residential	$518
Equity loans and lines of credit	56
Commercial and multi-family residential	3,493
Total	$4,067

There were no troubled debt restructurings at December 31, 2011 and 2010.

Gross interest income that would have been recorded in 2012 had our troubled debt restructurings been current in accordance with their original terms was $225,000. Interest income recognized on such loans for 2012 was $203,000.

For additional information and discussion regarding our TDRs, see Note 4 to the Notes to Consolidated Financial Statements included in this Annual Report.

Delinquencies. The following table provides information about delinquencies under 90 days in our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$1,075	$—	$149	$690	$220	$—
Equity loans and lines of credit	—	—	57	150	—	—
Commercial and multi-family residential	—	—	199	—	618	—
Total	$1,075	$—	$405	$840	$838	$—

Delinquent loans to total loans	0.30%	0.00%	0.11%	0.24%	0.23%	0.00%

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

Allocated Allowance on Identified Impaired Loans. Newport Federal identifies impaired loans by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Index

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

At December 31, 2012 and 2011, the allowance for loan losses represented 1.12% and 1.05% of total loans, respectively. At December 31, 2012, $282,000 of the allowance was allocated to impaired loans that have been restructured. No portion of the allowance was allocated to impaired loans at December 31, 2011. The allowance for loan losses was $4.0 million and $3.7 million at December 31, 2012 and December 31, 2011, respectively. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to the allowance allocated to impaired loans and additional general reserves provided due to an increase in non-impaired classified loans which, although currently performing, represent increased risk. The Bank currently does not originate sub-prime residential mortgage loans. There are $21.3 million of classified and criticized loans that are under watch by management. Total classified and criticized loans consist of $10.9 million in the substandard category and $10.4 million in the special mention category. The special mention category consists of $10.4 million of commercial real estate loans and one $22,000 commercial loan. The substandard category consists of $10.3 million of commercial real estate loans, $518,000 of one-to-four family residential real estate loans and $56,000 of a home equity loan. Total classified and criticized loans represent 5.9% of the Company’s total gross loans.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$1,212	30.07%	63.41%	$1,070	28.85%	58.79%
Equity loans and lines of credit	134	3.32	4.72	147	3.96	5.55
Commercial and multi-family residential	2,589	64.23	30.36	2,373	63.99	33.81
Construction	76	1.89	1.14	94	2.53	1.42
Commercial	15	0.37	0.28	19	0.51	0.32
Consumer	5	0.12	0.09	6	0.16	0.11
Total allowance for loan losses	$4,031	100.00%	100.00%	$3,709	100.00%	100.00%

	At December 31,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$1,028	28.00%	56.49%	$956	27.57%	53.67%
Equity loans and lines of credit	173	4.71	6.40	142	4.10	7.27
Commercial and multi-family residential	2,353	64.08	35.21	2,171	62.62	35.74
Construction	89	2.42	1.37	167	4.82	2.73
Commercial	25	0.68	0.45	28	0.81	0.53
Consumer	4	0.11	0.08	3	0.08	0.06
Total allowance for loan losses	$3,672	100.00%	100.00%	$3,467	100.00%	100.00%

	At December 31,
	2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category To Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential	$916	31.33%	54.53%
Equity loans and lines of credit	167	5.71	9.03
Commercial and multi-family residential	1,632	55.81	32.30
Construction	168	5.75	3.32
Commercial	32	1.09	0.64
Consumer	9	0.31	0.18
Total allowance for loan losses	$2,924	100.00%	100.00%

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$3,709	$3,672	$3,467	$2,924	$2,399
Provision for loan losses	1,019	1,121	956	593	568
Charge offs:
Mortgage loans:
One-to-four family residential	—	120	—	—	—
Equity loans and lines of credit	25	71	124	50	40
Commercial and multi-family residential	752	867	639	—	—
Commercial loans	—	37	6	—	—
Consumer loans	—	—	3	—	7
Total charge-offs	777	1,095	772	50	47

Recoveries:
Mortgage loans:
One-to-four family residential	—	—	—	—	—
Equity loans and lines of credit	—	—	21	—	—
Commercial and multi-family residential	80	9	—	—	—
Commercial loans	—	2	—	—	—
Consumer loans	—	—	—	—	4
Total recoveries	80	11	21	—	4
Net charge-offs	697	1,084	751	50	43

Balance at end of year	$4,031	$3,709	$3,672	$3,467	$2,924

Net charge-offs to average loans outstanding during the year	0.19%	0.31%	0.22%	0.01%	0.01%

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

Index

Quantitative Aspects of Market Risk. The Company uses an interest rate sensitivity analysis prepared by the OCC to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of equity (EVE) of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net EVE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Newport Bancorp measures interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios.

The following table presents the change in our net EVE at November 30, 2012 (the most current information available), that would occur in the event of an immediate change in interest rates with no effect given to any steps that we might take to counteract that change. The Company expects that its net EVE at December 31, 2012 is consistent with the table below.

Basis Point (“bp”)	Net EVE			Net EVE as % of Economic Value of Assets
Change in Rates	Amount	Change	% Change	EVE Ratio	Change (bp)
	(Dollars in thousands)

400	$45,209	$(13,191)	(22.6)	10.88%	(175)
300	48,632	(9,768)	(16.7)	11.38	(125)
200	53,276	(5,124)	(8.8)	12.11	(52)
100	56,951	(1,449)	(2.5)	12.60	(3)
0	58,400	0	0	12.63	0
(100)	50,319	(8,081)	(13.8)	10.85	(178)

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

Index

The table below sets forth, as of November 30, 2012, the estimated changes in Newport Bancorp’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	% Change in Estimated Net Interest Income Over the Next 12 Months	% Change in Estimated Net Interest Income Over Months 13-24
200 basis point increase in rates	(0.7)%	(5.3)%
Flat interest rates	0%	(4.0)%
100 basis point decrease in rates	(0.1)%	(9.4)%

As indicated in the table above, the result of an immediate 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 0.7% over a 12-month horizon, and decrease net interest income by 5.3% for months 13-24, when compared to the flat rate scenario, which assumes no increase in interest-bearing checking rates except for high balance interest bearing checking which increase 75 basis points (BP), an increase in savings rates of 50-75 BP and an increase in money market rates of 150 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is a decrease of 0.1% over the 12 month horizon and a decrease of 9.4% for months 13-24, which assumes no decrease in interest-bearing checking rates, except for high balance accounts which decrease 5 BP, savings rates decreasing 3-5 BP and a decrease in money market rates of 25-38 basis points. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

Index

The table below shows Newport Bancorp’s interest rate sensitivity gap position at December 31, 2012, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, savings, money market deposit and interest bearing deposit accounts are assumed to have an annual rate of withdrawal (decay rate) of 10%.

	At December 31, 2012
	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,792	$7,920	$6,604	$30,852	$306,053	$360,221
Securities	—	—	—	—	22,307	22,307
Short-term investments	15,732	—	—	—	—	15,732
Total interest-earning assets	24,524	7,920	6,604	30,852	328,360	398,260

Interest-bearing liabilities:
Savings deposits	3,842	3,458	3,111	2,801	25,206	38,418
Money market deposits	4,440	3,996	3,597	3,237	29,134	44,404
Interest-bearing demand deposits	8,206	7,385	6,647	5,982	53,839	82,059
Certificates of deposits	39,850	8,094	11,001	3,729	12,946	75,620
Borrowings	32,000	10,500	29,797	12,000	18,500	102,797
Total interest-bearing liabilities	88,338	33,433	54,153	27,749	139,625	343,298
Interest rate sensitivity gap	$(63,814)	$(25,513)	$(47,549)	$3,103	$188,735	$54,962

Interest rate sensitivity gap as a % of total assets	(14.20)%	(5.68)%	(10.58)%	0.69%	42.00%

Cum. interest rate sensitivity gap	$(63,814)	$(89,237)	$(136,876)	$(133,773)	$54,962

Cum. interest rate sensitivity gap as a % of total assets	(14.20)%	(19.88)%	(30.46)%	(29.77)%	12.23%

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

The most liquid assets are cash and cash equivalents. The levels of these assets depend on the operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $36.0 million. At December 31, 2012, we had the ability to borrow a total of approximately $68.2 million of additional advances from the Federal Home Loan Bank of Boston. On December 31, 2012, we had $87.8 million of advances outstanding.

At December 31, 2012, the Bank had $21.8 million in loan commitments outstanding, which consisted of $2.1 million of real estate loan commitments, $13.6 million in unused home equity lines of credit, $3.4 million in construction loan commitments and $2.7 million in commercial lines of credit commitments. Certificates of deposit due within one year of December 31, 2012 totaled $39.9 million, or 52.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customer’s hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, Newport Federal may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. The Bank believes, based on past experience, that a significant portion of our certificates of deposit will remain with the Bank. Newport Federal has the ability to attract and retain deposits by adjusting the interest rates offered.

Index

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

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of operations, Newport Federal engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about the Company’s loan commitments and unused lines of credit, see Note 11 to the Consolidated Financial Statements included in this Annual Report.

For the year ended December 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2012. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Newport Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

Index

Management’s report on internal control was not subject to attestation by the Company’s registered public accounting firm in accordance with rules of the Securities and Exchange Commission for smaller reporting companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company has eleven directors. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors have been elected and qualified. Below is certain information regarding our directors. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2012.

Directors with terms expiring in 2013:

William R. Harvey is an attorney and partner in the law firm Harvey, Carr & Hadfield. Mr. Harvey’s extensive legal career, make his contributions to the Board in the areas of leadership, consensus building, corporate governance and litigation oversight very important. Mr. Harvey has been a director of Newport Federal since 1987 and director of Newport Bancorp since its formation. Mr. Harvey also provides legal services to the Company and the Bank. Age 66.

Kevin M. McCarthy is President and Chief Executive Officer of Newport Federal and Newport Bancorp. Mr. McCarthy joined Newport Federal in 1989. Prior to joining Newport Federal, Mr. McCarthy served as Vice President, Director of Policy and Supervision at the Federal Home Loan Bank of Boston from 1977 to 1989 and was a savings and loan examiner with the Federal Home Loan Bank Board from 1973 to 1977. Currently, Mr. McCarthy serves on the Board of the Federal Home Loan Bank of Boston and the Community Bank Council of the American Bankers Association. Mr. McCarthy is a retired Captain in the U.S. Navy Reserve. Mr. McCarthy has been a director of Newport Federal since 1993 and director of Newport Bancorp since its formation. Age 65.

Alicia S. Quirk is the former co-owner of Aquidneck Employment Services, Inc. Ms. Quirk’s expertise in compensation, benefits and other personnel matters is being utilized by the Board. Ms. Quirk has been a director of Newport Federal since 1992 and director of Newport Bancorp since its formation. Age 71.

Directors with terms expiring in 2014:

Peter T. Crowley is the owner of La Forge Casino Restaurant. Mr. Crowley’s experience successfully managing and working in one of the premier restaurants in Newport for the last 42 years has resulted in management, financial and marketing expertise that has benefited the Bank. Mr. Crowley has been a director of Newport Federal since 1992 and a director of Newport Bancorp since its formation. Age 64.

Michael J. Hayes is the President of Michael Hayes Co. Mr. Hayes’ experience as the Chief Executive of a local clothing retailer gives him unique insights in the Company’s challenges, opportunities and operations. In addition, his retail marketing skills have proven to be most helpful to Newport Federal. Mr. Hayes has been a director of Newport Federal since 1988 and a director of Newport Bancorp since its formation. Age 63.

Arthur H. Lathrop is a Certified Public Accountant. Mr. Lathrop was licensed as a Certified Public Accountant in Massachusetts in 1982 and in Rhode Island from 1987 to the present. He brings substantial financial, auditing and tax expertise to the Board. Mr. Lathrop has been a director of Newport Federal since 2005 and a director of Newport Bancorp since its formation. Before serving as a director with Newport Federal, Mr. Lathrop was a director of Westerly Savings Bank from 1993 until it merged with Newport Federal in 2005. Mr. Lathrop was also a director of Ocean State Tax-Exempt Fund until 2008. Age 58.

Index

Kathleen A. Nealon is a Certified Public Accountant, the Chief Financial Officer and a manager in the Professional Planning Group, a Westerly, Rhode Island based company that provides an array of financial planning services. Ms. Nealon brings financial, accounting and management expertise to the Board. Ms. Nealon has been a director of Newport Federal since 2005 and a director of Newport Bancorp since its formation. Before serving as a director with Newport Federal, Ms. Nealon was a director of Westerly Savings Bank from 2004 until it merged with Newport Federal in 2005. Age 60.

Directors with terms expiring in 2015:

Donald N. Kaull is a retired independent property/casualty insurance agent. As the former Chief Executive of an insurance agency, Mr. Kaull brings extensive experience in management, corporate governance, finance and risk management to the Board. Mr. Kaull has been a director of Newport Federal since 1989 and a director of Newport Bancorp since its formation. Age 67.

Arthur P. Macauley is President of CM Publications, Inc. Prior to starting his own company, CM Publications, Mr. Macauley was the Director of Planning for a graphics company. His background in planning and management provides a unique perspective to the Board. Mr. Macauley has been a director of Newport Federal since 2005 and a director of Newport Bancorp since its formation. Before serving as a director with Newport Federal, Mr. Macauley was a director of Westerly Savings Bank from 1981 until it merged with Newport Federal in 2005. Age 70.

Nino Moscardi has been Executive Vice President, Chief Operating Officer and director of Newport Federal since October 2005 and Executive Vice President, Chief Operating Officer and director of Newport Bancorp since its formation. Before serving with Newport Federal, Mr. Moscardi was Chairman and Chief Executive Officer of Westerly Savings Bank from 1989 until it merged with Newport Federal in 2005. Mr. Moscardi currently serves on the Board and is a former chairman of the Rhode Island Bankers Association. He also is a Board member of the Ocean State Business Development Authority. Age 61.

Barbara Saccucci-Radebach is the General Manager of Saccucci Lincoln Mercury Honda, Inc. and has been since 1974. In addition to Ms. Saccucci-Radebach’s expertise in management and administration, she brings risk assessment skills and marketing expertise to the Board. Ms. Saccucci-Radebach has been a director of Newport Federal since 1991 and a director of Newport Bancorp since its formation. Age 60.

Executive Officers

The Boards of Directors of the Company and the Bank annually elect the officers of the Company and the Bank, respectively. The officers serve at the discretion of the Boards. The Company’s executive officers are:

Name	Position
Kevin M. McCarthy	President and Chief Executive Officer of Newport Bancorp and Newport Federal Savings Bank

Nino Moscardi	Executive Vice President and Chief Operating Officer of Newport Bancorp and Newport Federal Savings Bank

Bruce A. Walsh	Executive Vice President and Chief Financial Officer of Newport Bancorp and Newport Federal Savings Bank

Ray D. Gilmore, II	Executive Vice President and Chief Lending Officer of Newport Federal Savings Bank

Index

Below is information regarding the Bank’s executive officers who are not also directors. Ages presented are as of December 31, 2012.

Bruce A. Walsh has been Executive Vice President and Chief Financial Officer of Newport Federal since March 1999. Mr. Walsh joined Newport Federal in 1986 after two years at KPMG Peat Marwick. Mr. Walsh is a certified public accountant. Age 55.

Ray D. Gilmore, II has been Executive Vice President and Chief Lending Officer of Newport Federal since July 1999. Mr. Gilmore joined Newport Federal in January 1992. He began his banking career as a bank examiner with the OCC, U.S. Treasury Department. Prior to working at Newport Federal, Mr. Gilmore was Vice President, Corporate Banking Group of Shawmut Bank, Providence, Rhode Island. Age 65.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Newport Bancorp common stock during the year ended December 31, 2012.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “About Us—Corporate Governance” section of the Company’s website, www.newportfederal.com.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures for receiving, retaining and addressing complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and the rules of The Nasdaq Stock Market, Inc. The members of the audit committee are Peter T. Crowley, Michael J. Hayes, Arthur H. Lathrop and Kathleen A. Nealon. The Board of Directors has determined that director Lathrop is as an audit committee financial expert under the rules of the Securities and Exchange Commission. Each member of the audit committee is independent, as independence for audit committee members is defined under the rules of The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission.

Index
ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following information is provided for our Chief Executive Officer and two other most highly compensated executive officers who received compensation totaling $100,000 or more for the year ended December 31, 2012, referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary	Option Awards	All Other Compensation (1)	Total
Kevin M. McCarthy	2012	$274,186	$—	$36,674	$310,860
President and Chief Executive Officer	2011	255,000	—	35,791	290,791

Nino Moscardi	2012	190,500	—	26,695	217,195
Executive Vice President and Chief Operating Officer	2011	173,750	—	26,748	200,498

Ray D. Gilmore II	2012	175,400	—	24,387	199,787
Executive Vice President and Chief Lending Officer	2011	163,200	—	24,465	187,665

(1)	Details of the amounts reported in the “All Other Compensation” column for 2012 are provided in the table below. Amounts do not include perquisites, which did not total in the aggregate more than $10,000 for any of the named executive officers.

Compensation Item	Mr. McCarthy	Mr. Moscardi	Mr. Gilmore
Employer contributions to 401(k) Plan	$10,000	$8,436	$7,798
ESOP allocation market value	18,862	15,301	14,373
Imputed income under split dollar arrangements	7,812	2,958	2,216

Employment Agreements

Newport Federal maintains three-year employment agreements with Messrs. McCarthy, Moscardi and Gilmore and Newport Bancorp, Inc. maintains three-year employment agreements with Messrs. McCarthy and Moscardi. The continued success of Newport Federal and Newport Bancorp, Inc. depends to a significant degree on the skills and competence of these executives.

The terms of the Newport Federal employment agreements extend annually unless written notice of non-renewal is given by the Board of Directors of Newport Federal or the executive. The terms of the Newport Bancorp, Inc. employment agreements extend daily, unless written notice of non-renewal is given to the Board of Directors of Newport Bancorp, Inc. or the executive. The employment agreements provide that the executive’s base salary will be reviewed annually. The current base salaries for Messrs. McCarthy, Moscardi and Gilmore are $266,200, $181,400 and $168,200, respectively. In addition to base salary, the employment agreements provide for, among other things, participation in benefit plans and other fringe benefits applicable to executive personnel. Under the terms of the agreements each executive is entitled to severance payments and benefits in the event his employment is terminated: (i) without Cause (as defined in the agreements); (ii) with Good Reason (as defined in the agreements); (iii) as a result of the executive becoming disabled; or (iv) following a change in control. If the executive’s termination of employment is for reasons other than a change in control, he must adhere to a one-year non-competition agreement.

Index

The employment agreements provide for termination for cause, as defined in the employment agreements, at any time. If an executive is terminated for cause he is entitled only to his wages earned as of his termination date, along with any accrued benefits under the Newport Federal tax-qualified plans. If Newport Federal or Newport Bancorp choose to terminate an executive’s employment for reasons other than for cause, or if an executive resigns under circumstances that would constitute Good Reason under his employment agreement, the executive would be entitled to receive a lump sum cash payment equal to the remaining base salary payments due to him for the remaining term of the employment agreement and under the Newport Bancorp, Inc. employment agreements, the contributions that would have been made on an executive’s behalf to any employee benefit plans of Newport Federal during the remaining term of the employment agreement. Newport Federal or Newport Bancorp (as applicable) would continue and/or pay for the executive’s life, health, and dental coverage for the remaining term of the employment agreement.

If Messrs. McCarthy, Moscardi or Gilmore are involuntarily terminated in connection with a change in control, or if they voluntarily terminate employment following a change in control under certain circumstances specified in the employment agreements, the executives or their beneficiaries would be entitled to receive a lump sum cash severance payment equal to three times the executive’s average annual compensation over the five preceding tax years (or if the executive is employed less than five years, the years of employment) for Messrs. McCarthy and Moscardi and 2.99 times the executive’s average annual compensation over the five preceding tax years for Mr. Gilmore. Under the Newport Bancorp, Inc. employment agreements, Messrs. McCarthy and Moscardi would receive a lump sum cash payment in an amount equal to the benefits the executives would have received under the Newport Federal retirement programs in which the executives participated before a change in control. The Newport Federal and the Newport Bancorp, Inc. employment agreements would also continue the executives’ medical, dental and life insurance coverage for 36 months following termination of employment. Under Mr. Gilmore’s employment agreement, all payments made in connection with a change in control (under the employment agreement and otherwise) are limited to one dollar less than three times the executive’s average annual compensation in order to avoid excess parachute payments and a resulting federal excise tax. Under the Newport Bancorp, Inc. employment agreements for Messrs. McCarthy and Moscardi, the executives would be entitled to receive a tax indemnification payment if the change in control payments under their employment agreements or other payments outside of their employment agreements trigger liability under the Internal Revenue Code as an excise tax on payments constituting excess parachute payments.

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

To the extent that salary payments, other cash payments and benefits under the Newport Bancorp agreements are paid to or received by the executives under the Newport Federal employment agreements, such compensation payments and benefits paid by Newport Federal will be subtracted from any amount due simultaneously to the executives under similar provisions of the Newport Bancorp agreements. Payments pursuant to the Newport Bancorp employment agreement and the Newport Federal employment agreement will be allocated in proportion to the level of activity and the time expended on such activities by the executives as determined by Newport Bancorp and Newport Federal.

Executive Split Dollar Arrangements

Newport Federal maintains split dollar life insurance agreements with Messrs. McCarthy, Moscardi and Gilmore. Under the terms of the agreements, Newport Federal is the owner of the life insurance policies under which each individual is insured. Newport Federal and the executives each pay a portion of the annual premiums due on the life insurance policies. Under the split-dollar arrangements, upon an executive’s death while he is actively employed, his designated beneficiary is entitled to, in the case of Messrs. McCarthy and Gilmore, an amount equal to $100,000 plus the cash asset value of the life insurance policies and, in the case of Mr. Moscardi, the cash asset value of the life insurance policy. If an executive dies after retiring or being terminated for reasons other than cause and the executive had at least ten years of employment with Newport Federal, his beneficiary will receive a benefit equal to the lesser of $300,000, $150,000 and $100,000 for the beneficiaries of Messrs. McCarthy, Moscardi and Gilmore, respectively, or the total insurance proceeds less the cash value of the policy for each executive. The remainder of the death benefit under the split dollar arrangements is payable to Newport Federal.

Index

Stock Based Compensation. Set forth below is certain information regarding outstanding equity awards granted to the named executive officers at December 31, 2012:

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested
Kevin M. McCarthy	100,000	—	$12.53	10/1/2017	—	$—
	5,000	—	12.25	1/4/2020

Nino Moscardi	60,000	—	12.53	10/1/2017	—	—
	5,000	—	12.25	1/4/2020

Ray D. Gilmore, II	50,000	—	12.53	10/1/2017	—	—
	5,000	—	12.25	1/4/2020

Pension Benefits

Pentegra Defined Benefit Plan. Newport Federal is a participating member of the Pentegra Defined Benefit Plan for Financial Institutions (“Pension Plan”), which is a multiple employer tax-qualified defined benefit plan, for the purpose of providing eligible employees with retirement benefits. The plan provides benefits based primarily on a formula that takes into account the employee’s years of service and salary history. Effective July 1, 2006, Newport Federal amended the plan formula prospectively, to be based upon 1% of an employee’s career average earnings. The employee’s annual earnings taken into account under this formula include base salary in effect for each month of the plan year (January 1 to December 31) and may not exceed the Internal Revenue Code limitations ($250,000 for 2012). Prior to July 1, 2006, plan benefits were determined based on a formula that integrated 1.5%/2.0% of the average of a participant’s highest three years of compensation with the fixed compensation level in effect as of a participant’s retirement date. Benefits provided under this plan are payable as of a participant’s retirement at age 65. However, an employee can elect to retire as early as age 55, in which case, benefits will be actuarially reduced by 6% per year for retirement between ages 60 to 65, 4% for retirement between age 55 to 60 and 3% if retirement occurs at age 55. The normal form of benefit payment is a monthly annuity for life with a 10 year certain death benefit feature. An employee becomes vested in a pension benefit after 5 years of service.

Supplemental Executive Retirement Arrangements. Newport Federal maintains supplemental executive retirement arrangements (“SERAs”) with Messrs. McCarthy, Moscardi and Gilmore. The SERAs are unfunded and are not qualified for tax purposes. The SERAs provide for a fixed annual benefit payable monthly over a fifteen-year period following the executive’s retirement at or after age 65. The annual supplemental retirement benefits are $25,000 for Messrs. Moscardi and Gilmore, and $50,000 for Mr. McCarthy. If an executive retires after attaining age 60, but prior to age 65 and has completed 10 years of service, his annual supplemental retirement benefit will be reduced by a specific percentage (as specified in the agreement) based on the executive’s age. All benefits are forfeited under the agreements if an executive is terminated for cause. The agreements also provide for retirement benefits upon an executive’s death, disability or termination of employment following a change in control. If, within two years of a change in control, Newport Federal or its successor elects to terminate the employment of an executive, the executive would be entitled to receive the monthly benefit he would have received had the executive continued to be employed by Newport Federal (or its successor) until age 65. Years of credited service have no bearing on an executive’s benefit under his SERA.

Index

Nonqualified Deferred Compensation

Newport Federal maintains a supplemental executive retirement plan for Messrs. McCarthy and Moscardi. The plan provides benefits that cannot be provided under the 401(k) Plan as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plan but for these Internal Revenue Code limitations. The Plan also provides supplemental benefits upon a change in control prior to the scheduled repayment of the employee stock ownership plan loan. Upon a change in control, the supplemental executive retirement plan provides Messrs. McCarthy and Moscardi with a cash payment equal to the benefit the executive would have received under the employee stock ownership plan, had the executive remained employed throughout the term of the loan, less the benefits actually provided under the employee stock ownership plan on the participant’s behalf. Benefits will be paid in a lump sum within 90 days following the first to occur of: a change in control of Newport Bancorp, death, or a separation from service, provided that a payment upon separation from service will be delayed until the executive attains age 65.

Director Compensation

The following table provides the compensation received by individuals who served as directors of the Company during the 2012 fiscal year and who are not also executive officers of the Company.

Name	Fees Earned or Cash	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Peter T. Crowley	$25,200	—	—	$625	$25,825
William R. Harvey	32,700	—	—	—	32,700
Michael J. Hayes	29,100	—	—	545	29,645
Donald N. Kaull	26,700	—	—	912	27,612
Arthur H. Lathrop	29,100	—	—	340	29,440
Robert S. Lazar (3)	31,000	—	—	1,122	32,122
Arthur P. Macauley	24,300	—	—	1,237	25,537
Kathleen A. Nealon	25,900	—	—	391	26,291
Alicia S. Quirk	25,900	—	—	1,363	27,263
Barbara Saccucci-Radebach	24,300	—	—	391	24,691

(1)	No stock awards or option awards were granted in 2012. At December 31, 2012, the aggregate number of stock options held by each non-employee director was 9,200.
(2)	Includes imputed income recognized by each director under his or her split dollar arrangement.
(3)	Mr. Lazar passed away in November 2012.

Cash Retainer and Meeting Fees for Non-Employee Directors

The following information sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the Boards of Directors of Newport Bancorp and Newport Federal during 2013.

Newport Bancorp

Annual retainer	$5,000
Fee per meeting attended	$700
Fee per meeting attended (Chair)	$900

Committee fees (generally):
Per meeting attended	$400
Per meeting attended (Chair)	$800

Executive committee retainer	$2,000
Fee per meeting attended	$500
Fee per meeting attended (Chair)	$700

Index

Newport Federal

Annual retainer	$6,500
Annual retainer (Chair)	$7,500

Director Split Dollar Life Insurance Agreements

Newport Federal maintains split dollar life insurance agreements with directors. The agreements provide participating directors with a cash payment in the event the director dies while in service with Newport Federal. Under the terms of the agreements, Newport Federal is the owner of the life insurance policies under which the individuals are insured. Newport Federal and the participating directors each pay a portion of the annual premiums due on the life insurance policies. Under the directors’ split-dollar arrangements, upon the director’s death his designated beneficiary is entitled to receive from a life insurance policy an amount equal to the lesser of $30,000 ($35,000 for the Chairman of the Board), or the total insurance proceeds less the cash value of the policy. The remainder of the death benefit under the agreements is payable to Newport Federal.

Supplemental Director Retirement Agreements

Newport Federal maintains supplemental director retirement agreements, which were amended and restated in March 2007 and further amended in 2008 and 2011. The agreements are unfunded and are not qualified for tax purposes. The annual supplemental retirement benefits are payable over a ten-year period commencing on the first of the month following the participating director’s retirement at or after the attainment of age 72. If a participating director retires after attaining age 67, but prior to age 72, and has completed 10 years of service, his or her annual supplemental retirement benefit will be reduced by a specific percentage (as specified in the agreement) based on the participating director’s age. If a participating director is terminated for cause, all supplemental retirement benefits will be forfeited. The agreements also provide for benefits upon a participating director’s death, disability, and upon a change in control of Newport Bancorp followed by the participating director’s involuntary termination of service. If a participating director’s service with the Bank is involuntarily terminated within two years after a change in control of Newport Bancorp, the participating director will be entitled to receive his or her benefits in monthly installments equal to the benefits he or she would have received had the director continued in service until age 72. Messrs. Kaull and Harvey are entitled to receive a $7,000 and $7,500 annual supplemental retirement benefit, respectively, and all other participating directors are entitled to receive a $4,800 annual supplemental retirement benefit.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of March 4, 2013, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 3,499,722 shares of Company common stock issued and outstanding as of March 4, 2013.

Name and Address	Number of Shares Owned	Percent of Common Stock Owned

Wellington Management Company, LLP (1) 75 State Street Boston, MA 02109	339,160	9.69%
Newport Federal Savings Bank (2) Employee Stock Ownership Plan Trust 100 Bellevue Avenue Newport, RI 02840	374,335	10.70%

Index

Sandler O’Neill Asset Management, LLC (3) Terry Maltese 150 East 52nd St, 30th Floor New York, New York 10022	344,200	9.84%
Thomson Horstmann & Bryant, Inc. (4) 501 Merritt #7 Norwalk, CT 06851	337,371	9.64%
NewportFed Charitable Foundation (5) 100 Bellevue Avenue Newport, RI 02840	266,359	7.61%
M3 Partners, LP (6) M3 Funds, LLC M3F, Inc. Jason A. Stock William C. Waller 215 South State Street, Suite 1170 Salt Lake City, UT 84111	213,020	6.09%
Bay Pond Partners, L.P. (7) Wellington Hedge Management, LLC c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	241,389	6.90%

(1)	Wellington Management Company, LLP (“Wellington Management”) reported shared dispositive power and shared voting power with respect to 339,160 shares and 327,846 shares, respectively, of the Company’s common stock on a Schedule 13G/A filed on February 14, 2013. Wellington reported that it filed the Schedule 13G/A in its capacity as financial advisor and that the shares were owned of record by its clients, including Bay Pond Partners which owns over 5% of the Company’s common stock. See footnote 7 below.
(2)	Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary duties, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.
(3)	On a Schedule 13F filed on February 14, 2013, Sandler O’Neill Asset Management, LLC and Terry Maltese each reported shared voting and dispositive power with respect to 344,200 shares of the Company’s common stock.
(4)	Thompson Horstmann & Bryant reported sole voting and dispositive power with respect to 337,371 shares of the Company’s common stock on a Schedule 13G/A dated February 12, 2013.
(5)	The foundation’s gift instrument requires that all shares of common stock held by the foundation must be voted in the same ratio as all other shares of Company common stock are voted on all proposals considered by stockholders of the Company.
(6)	Each person or entity listed reported shared voting and dispositive power with respect to 213,020 shares of the Company’s common stock on a Schedule 13G/A filed on February 8, 2013.
(7)	Wellington Hedge Management, LLC and Bay Pond Partners, L.P. each reported shared dispositive and voting power with respect to 241,389 shares of the Company’s common stock on a Schedule 13G/A dated February 14, 2013.

Index

Stock Ownership of Management

The following table provides information as of March 4, 2013 about the shares of Company common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 3,499,722 shares of Company common stock issued and outstanding as of March 4, 2013.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
Peter T. Crowley	28,200	(1)	*
William R. Harvey	23,200	(1)	*
Michael J. Hayes	27,200	(1)	*
Donald N. Kaull	28,200	(1)	*
Arthur H. Lathrop	13,800	(2)	*
Arthur P. Macauley	23,388	(1)(3)	*
Kevin M. McCarthy	191,234	(4)	5.31%
Nino Moscardi	111,898	(5)	3.14%
Kathleen A. Nealon	11,700	(1)	*
Alicia S. Quirk	18,200	(1)	*
Barbara Saccucci-Radebach	27,200	(1)(6)	*

Named Executive Officer Who Is Not Also A Director
Ray D. Gilmore, II	92,725	(7)	2.61%

All directors and executive officers as a group (13 persons)	679,651		17.64%

*	Less than 1%.
(1)	Includes 9,200 options exercisable within 60 days.
(2)	Includes 9,200 options exercisable within 60 days, and 100 shares held by Mr. Lathrop’s son.
(3)	Includes 200 shares held by Mr. Macauley’s son and 3,500 shares held by his spouse’s IRA.
(4)	Includes 105,000 options exercisable within 60 days, 37,731 shares held in the Newport Bancorp, Inc. Stock Fund through the Bank’s 401(k) plan, 12,403 ESOP shares, and 100 shares held by Mr. McCarthy’s daughter.
(5)	Includes 65,000 options exercisable within 60 days, 18,794 shares held in the Newport Bancorp, Inc. Stock Fund through the Bank’s 401(k) plan, and 10,454 ESOP shares.
(6)	Includes 7,000 shares held by Ms. Saccucci-Radebach’s spouse in his IRA account.
(7)	Includes 55,000 options exercisable within 60 days, 12,745 shares held in the Newport Bancorp, Inc. Stock Fund through the Bank’s 401(k) plan, and 9,502 ESOP shares.

Changes in Control

On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Financial Group, Inc. (“SI Financial”), the holding company of Savings Institute Bank and Trust Company (“Savings Institute”), pursuant to which the Company will merge with and into SI Financial, with SI Financial as the surviving entity. In addition, Newport Federal Savings Bank will merge with and into Savings Institute, with Savings Institute as the surviving entity. The directors of the Company have agreed to vote their shares in favor of the approval of the Merger Agreement at the Company stockholders’ meeting to be held to vote on the proposed transaction.

Index

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued upon the exercise of options under the Newport Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	469,767	$12.50	—

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	469,767	$12.50	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all Bank employees and does not give preference to any executive officer or director over any other employee. Newport Federal maintains loan programs whereby employees, including executive officers and directors, may obtain loans with a one percent interest rate discount and reduced closing costs. The following information is furnished for loans to executive officers and directors under these loan programs during 2012 and 2011.

Executive Officer/Director	Largest Aggregate Principal Outstanding for 2012	Principal Outstanding at December 31, 2012	Principal Paid During 2012	Interest Paid During 2012	Interest Rate Payable

Michael J. Hayes	$1,529,323	$786,455	$742,869	$18,969	2.000%
Nino Moscardi	383,399	371,404	11,995	13,705	3.625%
Ray D. Gilmore, II	176,832	166,699	10,133	4,090	2.375%
William R. Harvey	289,909	205,073	87,387	5,805	2.750%
Donald N. Kaull	305,777	299,184	6,593	11,118	2.750%
Alicia S. Quirk	63,312	57,477	5,853	2,426	4.000%
Kevin M. McCarthy	92,185	81,923	10,261	3,939	4.500%
Bruce Walsh	199,183	185,376	16,707	4,493	2.000%
Barbara Saccucci-Radebach	538,923	262,920	116,642	3,085	1.750%

Index

Executive Officer/Director	Largest Aggregate Principal Outstanding for 2011	Principal Outstanding at December 31, 2011	Principal Paid During 2011	Interest Paid During 2011	Interest Rate Payable

Michael J. Hayes	810,952	729,323	81,629	26,186	3.125%
Nino Moscardi	394,481	383,399	11,082	14,117	3.625%
Ray D. Gilmore, II	184,514	176,832	7,682	5,331	2.375%
William R. Harvey	221,792	211,065	12,127	5,591	2.750%
Robert S. Lazar	202,383	190,271	13,258	6,122	4.000%
Donald N. Kaull	311,163	305,777	5,386	11,674	4.125%
Alicia S. Quirk	127,241	63,312	63,929	2,862	4.000%
Kevin M. McCarthy	161,892	92,185	69,707	3,603	4.500%
Bruce Walsh	208,788	195,056	13,732	8,317	3.875%
Barbara Saccucci-Radebach	411,598	269,423	142,175	10,739	2.250%

From time to time, Newport Federal also makes loans and extensions of credit, directly and indirectly, to its executive officers and directors that are not part of the loan programs discussed above. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Newport Federal, and do not involve more than the normal risk of collectability or present other unfavorable features.

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

Director Independence

All of the directors are independent as defined by Nasdaq rules except for Kevin M. McCarthy and Nino Moscardi, who are executive officers of the Company. In determining director independence, the Board of Directors considered transactions, relationships and arrangements between the Company and its directors, including relationships that are not required to be disclosed above under the heading “Transactions with Related Persons” including legal services provided to the Company and the Bank by Mr. Harvey’s law firm. The Board of Directors determined that the amounts paid by the Company and the Bank for such services were not material.

Index
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2012 and December 31, 2011 by Wolf & Company, P.C.

	2012	2011
Audit fees (1)	$159,000	$153,500
Tax fees (2)	$18,000	$17,000
All other fees (3)	$7,500	$7,500

(1)	Includes quarterly reviews.
(2)	Includes tax return preparation and related tax compliance services.
(3)	Includes WolfPac IT risk assessment annual license fee.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2012, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits
3.1	Articles of Incorporation of Newport Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006).
3.2	Bylaws of Newport Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1	Specimen Stock Certificate of Newport Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 20, 2006).
10.1	Form of Amended and Restated Employment Agreement between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Ray D. Gilmore, II (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.2	Form of Amended and Restated Employment Agreement between Newport Bancorp, Inc. and Kevin M. McCarthy and Nino Moscardi (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.3	Form of Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Ray D. Gilmore, II (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.4	Form of First Amendment to Supplemental Executive Retirement Agreement between Newport Federal Savings Bank and Kevin M. McCarthy, Nino Moscardi and Ray D. Gilmore, II (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Kevin M. McCarthy and Nino Moscardi (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.6	First Amendment to the Executive Split Dollar Life Insurance Agreement between Newport Federal Savings Bank and Nino Moscardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2012).
10.7	Executive Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Ray D. Gilmore (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 20, 2006).
10.8	Amended and Restated Supplemental Executive Retirement Plan.
10.9	Form of Supplemental Director Retirement Agreements between Newport Federal Savings Bank and William R. Harvey, Donald N. Kaull, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.10	First Amendment to Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Index

10.11	Second Amendment to Form of Newport Federal Savings Bank Supplemental Director Retirement Agreement.

10.12	Director Split Dollar Life Insurance Agreements between Newport Federal Savings Bank and Donald N. Kaull, Michael J. Hayes, Barbara Saccucci Radebach, Alicia S. Quirk, Peter T. Crowley, Arthur H. Lathrop, Arthur H. Macauley and Kathleen A. Nealon (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.13	Newport Bancorp, Inc. 2007 Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 10, 2007).
21.0	List of Subsidiaries (Incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).
23.0	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT BANCORP, INC.

Date: March 22, 2013	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. McCarthy	President, Chief Executive Officer	March 22, 2013
Kevin M. McCarthy	and Director
(principal executive officer)

/s/ Bruce A. Walsh	Executive Vice President and	March 22, 2013
Bruce A. Walsh	Chief Financial Officer
(principal accounting and
financial officer)

/s/ Peter T. Crowley	Director	March 22, 2013
Peter T. Crowley

/s/ William R. Harvey	Director	March 22, 2013
William R. Harvey

/s/ Michael J. Hayes	Director	March 22, 2013
Michael J. Hayes

/s/ Donald N. Kaull	Director	March 22, 2013
Donald N. Kaull

/s/ Arthur H. Lathrop	Director	March 22, 2013
Arthur H. Lathrop

/s/ Arthur P. Macauley	Director	March 22, 2013
Arthur P. Macauley

Index

Name	Title	Date

/s/ Nino Moscardi	Director	March 22, 2013
Nino Moscardi

/s/ Kathleen A. Nealon	Director	March 22, 2013
Kathleen A. Nealon

/s/ Alicia S. Quirk	Director	March 22, 2013
Alicia S. Quirk

/s/ Barbara Saccucci-Radebach	Director	March 22, 2013
Barbara Saccucci Radebach

Index

Newport Bancorp, Inc.

Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Net Income and Comprehensive Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-50

F-1

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newport Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Newport Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 21, 2013

F-2

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and 2011

Assets
	2012	2011
	(In thousands)

Cash and due from banks	$20,311	$19,739
Short-term investments	15,732	11,335
Cash and cash equivalents	36,043	31,074

Securities held to maturity, at amortized cost	22,307	36,220
Federal Home Loan Bank stock, at cost	5,588	5,730

Loans	359,069	352,201
Allowance for loan losses	(4,031)	(3,709)
Loans, net	355,038	348,492

Premises and equipment, net	13,489	14,706
Accrued interest receivable	1,118	1,268
Net deferred tax asset	2,848	2,809
Bank-owned life insurance	11,456	11,088
Foreclosed real estate	—	839
Prepaid FDIC insurance	423	734
Other assets	1,103	949

Total assets	$449,413	$453,909

Liabilities and Stockholders' Equity

Deposits	$289,674	$264,769
Long-term borrowings	102,797	133,696
Accrued expenses and other liabilities	3,787	3,790
Total liabilities	396,258	402,255

Commitments and contingencies (Notes 10, 11 and 16)

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares
authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,085	50,282
Retained earnings	21,843	20,282
Unearned compensation (208,143 and 272,786 shares
at December 31, 2012 and 2011, respectively)	(2,081)	(2,413)
Treasury stock (1,378,627 and 1,371,943 shares at
at December 31, 2012 and 2011, respectively)	(16,741)	(16,546)
Total stockholders' equity	53,155	51,654
Total liabilities and stockholders' equity	$449,413	$453,909

See accompanying notes to consolidated financial statements. F-3

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income and Comprehensive Income

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$17,800	$19,176
Securities	1,510	2,041
Other interest-earning assets	75	48
Total interest and dividend income	19,385	21,265

Interest expense:
Deposits	1,190	1,750
Short-term borrowings	—	3
Long-term borrowings	4,390	4,578
Total interest expense	5,580	6,331

Net interest income	13,805	14,934
Provision for loan losses	1,019	1,121
Net interest income, after provision
for loan losses	12,786	13,813

Non-interest income:
Customer service fees	1,880	1,929
Bank-owned life insurance	532	383
Miscellaneous	45	74
Total non-interest income	2,457	2,386

Non-interest expenses:
Salaries and employee benefits	6,885	7,699
Occupancy and equipment	2,192	2,185
Data processing	1,682	1,564
Professional fees	670	535
Marketing	577	711
FDIC insurance	339	343
Other general and administrative	661	930
Total non-interest expenses	13,006	13,967

Income before income taxes	2,237	2,232

Provision for income taxes	676	782

Net income and comprehensive income	$1,561	$1,450

Weighted average shares outstanding:
Basic	3,306,817	3,315,369
Diluted	3,358,195	3,329,082
Earnings per share:
Basic	$0.47	$0.44
Diluted	$0.46	$0.44

See accompanying notes to consolidated financial statements. F-4

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2012 and 2011

			Additional				Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity
	(Dollars in thousands)
Balance at December 31, 2010	4,878,349	$49	$50,435	$18,832	$(2,864)	$(16,749)	$49,703
Net income	—	—	—	1,450	—	—	1,450
Share-based compensation - restricted stock	—	—	—	—	191	—	191
Share-based compensation - options	—	—	227	—	—	—	227
Release of ESOP shares (26,018 shares)	—	—	86	—	260	—	346
Reissuance of treasury stock under
restricted stock plan (38,627 shares)	—	—	(466)	—	—	466	—
Purchase of treasury stock (20,998 shares)	—	—	—	—	—	(263)	(263)

Balance at December 31, 2011	4,878,349	49	50,282	20,282	(2,413)	(16,546)	51,654
Net income	—	—	—	1,561	—	—	1,561
Share-based compensation - restricted stock	—	—	(5)	—	72	—	67
Share-based compensation - options	—	—	119	—	—	—	119
Stock options exercised (4,308 shares)	—	—	—	—	—	53	53
Excess tax benefits from share-based compensation	—	—	29	—	—	—	29
Release of ESOP shares (26,018 shares)	—	—	113	—	260	—	373
Reissuance of treasury stock under
restricted stock plan (37,367 shares)	—	—	(453)	—	—	453	—
Treasury stock acquired for tax withholdings
under restricted stock plan (6,459 shares)	—	—	—	—	—	(99)	(99)
Purchase of treasury stock (41,900 shares)	—	—	—	—	—	(602)	(602)

Balance at December 31, 2012	4,878,349	$49	$50,085	$21,843	$(2,081)	$(16,741)	$53,155

See accompanying notes to consolidated financial statements. F-5

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$1,561	$1,450
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,019	1,121
Accretion of securities held to maturity	(215)	(165)
Write-down on foreclosed real estate	—	45
(Gain) loss on sale of foreclosed real estate	(20)	33
Amortization of net deferred loan fees	(604)	(402)
Depreciation and amortization of premises
and equipment	934	958
Gain on sale of premises and equipment	(16)	—
Share-based compensation and ESOP allocation	559	764
Deferred income tax benefit	(39)	(209)
Income from bank-owned life insurance	(532)	(383)
Net change in:
Accrued interest receivable	150	145
Prepaid FDIC insurance	311	318
Other assets	10	214
Accrued expenses and other liabilities	26	94
Net cash provided by operating activities	3,144	3,983

Cash flows from investing activities:
Purchase of securities held to maturity	(7,998)	—
Maturities of securities held to maturity	7,998	—
Principal payments received on securities held to maturity	14,128	10,966
Redemption of Federal Home Loan stock	142	—
Net loan (originations) principal payments	(7,185)	5,713
Proceeds from sale of foreclosed real estate	1,083	308
Additions to premises and equipment	(132)	(1,187)
Proceeds from sale of premises and equipment	431	—
Net cash provided by investing activities	8,467	15,800

(continued)

See accompanying notes to consolidated financial statements. F-6

Index

Newport Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2012 and 2011

	2012	2011
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	24,905	3,719
Net decrease in borrowings with
maturities of three months or less	—	(3,000)
Proceeds from borrowings with maturities in
excess of three months	5,000	10,500
Repayment of borrowings with maturities in
excess of three months	(35,899)	(9,040)
Purchase of treasury stock	(602)	(263)
Treasury stock acquired for tax withholding	(99)	—
Stock options exercised	53	—
Net cash provided (used) by financing activities	(6,642)	1,916

Net change in cash and cash equivalents	4,969	21,699

Cash and cash equivalents at beginning of year	31,074	9,375

Cash and cash equivalents at end of year	$36,043	$31,074

Supplemental cash flow information:
Interest paid on deposit accounts	$1,194	$1,856
Interest paid on borrowings	4,503	4,597
Income taxes paid, net of refunds	569	623
Transfers from loans to foreclosed real estate	224	1,125

See accompanying notes to consolidated financial statements. F-7

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

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

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

Transfers between levels are recognized at the end of the reporting period, if applicable.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and short-term investments consisting of federal funds and interest-bearing deposits, all of which mature within ninety days. The Company maintains amounts in due from banks that, at times, may exceed federally insured limits.

Securities Held to Maturity

Securities are classified as held to maturity and recorded at amortized cost as management has the positive intent and ability to hold these securities to maturity.

Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities. Gains and losses on disposition of securities are recorded on the trade date and are computed by the specific identification method.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Securities Held to Maturity (concluded)

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2012, no impairment has been recognized.

Loans

The Company’s loan portfolio includes one-to-four family residential mortgages, equity loans and lines of credit, commercial and multi-family mortgages, construction and other loan segments. A substantial portion of the loan portfolio consists of mortgage loans in Newport and Washington County, Rhode Island. The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions; and risk ratings assigned to loans. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012 or 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

One-to-four family residential mortgage loans – The Company generally does not originate loans with a loan-to-value ratio greater than 95 percent and does not grant subprime loans. Loans with loan-to-value ratios in excess of 80 percent generally require private mortgage insurance. Loans in this segment are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Index

Newport Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (continued)

General component (concluded)

Equity loans and lines of credit - Loans in this segment are collateralized primarily by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The Company estimates that approximately 68% of the combined equity loans and lines of credit balances are secured by first lien positions or subordinate to other Bank mortgages.

Commercial and multi-family residential mortgage loans – Loans in this segment are primarily income-producing properties throughout Newport and Washington County, Rhode Island, and to a lesser extent, other cities and towns in Rhode Island, Connecticut and Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans. In addition, for owner-occupied commercial real estate loans, repayment is expected from the cash flows of the owner’s business. A weakened economy will have an effect on the credit quality of this segment.

Construction loans – The Company originates construction loans for one-to-four family homes and commercial, multi-family and other nonresidential purposes. One-to-four family residential construction loans are typically made to the prospective owner occupant of the dwelling. The construction to permanent product has one closing and provides for a construction phase of six to twelve months followed by a standard amortizing mortgage term of ten to thirty years. The Company also offers construction loans to local real estate contractors in our market area, generally for the construction of residential properties. These loans are made on either a pre-sold or speculative basis.  Occasionally, the Company originates construction loans on other nonresidential properties. These loans are generally secured by personal guarantees to provide an additional source of repayment. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Other loans – Loans in this segment are made to businesses that are generally secured by assets of the business or a variety of consumer loans, including auto loans and loans secured by passbook savings or certificate accounts. Repayment of commercial loans is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. Repayment of consumer loans is dependent on the credit quality of the individual borrower.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2012	2011
	(In thousands)

Net income applicable to common stock	$1,561	$1,450

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,379)	(1,382)
Less: Weighted average unallocated ESOP shares	(221)	(247)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	29	66
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,307	3,315

Effect of dilutive stock options	51	14
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,358	3,329

There were no anti-dilutive shares for the year ended December 31, 2012. Options for 471,081 shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive for the year ended December 31, 2011.

Recent Accounting Pronouncements

In January 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. There was no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded) Recent Accounting Pronouncements (concluded)

In January 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Adopting the Update did not have a significant impact on the Company’s consolidated financial statements.

In January 2012, the Company adopted the FASB ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements. The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this ASU are to be applied prospectively. Relevant additional disclosures have been provided in Note 13 to the accompanying consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to $6,240,000 and $5,749,000, respectively. Certain amounts due from banks were pledged to secure repurchase agreements at December 31, 2012 (see Note 7).

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

3.	SECURITIES

The amortized cost and estimated fair value of securities held to maturity, with gross unrealized gains, follows:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(In thousands)
December 31, 2012

Government-sponsored
enterprise residential
mortgage-backed securities	$22,307	$2,199	$24,506

December 31, 2011

Government-sponsored
enterprise residential
mortgage-backed securities	$36,220	$3,028	$39,248

There were no securities with gross unrealized losses at December 31, 2012 and 2011.

At December 31, 2012 and 2011, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 7).

There were no sales of securities during the years ended December 31, 2012 and 2011.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

4.	LOANS

A summary of the balances of loans follows:

	December 31,
	2012	2011
	(In thousands)
Mortgage loans:
One-to-four family residential	$228,428	$207,773
Equity loans and lines of credit	16,995	19,597
Commercial and multi-family residential	109,372	119,486
Construction	4,117	5,016
	358,912	351,872

Other loans:
Commercial loans	998	1,116
Consumer loans	311	399
Total loans	360,221	353,387

Less: Allowance for loan losses	(4,031)	(3,709)
Net deferred loan fees	(1,152)	(1,186)

Loans, net	$355,038	$348,492

Loans sold and serviced for others amounted to $3,284,000 and $5,386,000 at December 31, 2012 and 2011, respectively, and have been sold without recourse.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

Further information pertaining to the allowance for loan losses and impaired loans follows:

	One-to-Four	Equity Loans	Commerical
	Family	and Lines	and		Other
	Residential	of Credit	Multi-Family	Construction	Loans	Total
	(In thousands)

Year Ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$1,070	$147	$2,373	$94	$25	$3,709
Provision (credit) for loan losses	142	12	888	(18)	(5)	1,019
Loans charged-off	—	(25)	(752)	—	—	(777)
Recoveries of loans
previously charged-off	—	—	80	—	—	80

Balance at end of year	$1,212	$134	$2,589	$76	$20	$4,031

Year Ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$1,028	$173	$2,353	$89	$29	$3,672
Provision for loan losses	162	45	877	5	32	1,121
Loans charged-off	(120)	(71)	(867)	—	(37)	(1,095)
Recoveries of loans
previously charged-off	—	—	10	—	1	11

Balance at end of year	$1,070	$147	$2,373	$94	$25	$3,709

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

	One-to-Four	Equity Loans	Commerical
	Family	and Lines	and		Other
	Residential	of Credit	Multi-Family	Construction	Loans	Total
	(In thousands)

December 31, 2012

Amount of allowance for loan losses
for loans deemed to be impaired	$72	$7	$203	$—	$—	$282

Amount of allowance for loan losses
for loans not deemed to be impaired	1,140	127	2,386	76	20	3,749

Total allowance for loan losses	$1,212	$134	$2,589	$76	$20	$4,031

Recorded investment in:
Loans deemed to be impaired	$518	$56	$5,176	$—	$—	$5,750
Loans deemed not to be impaired	227,910	16,939	104,196	4,117	1,309	354,471
Total	$228,428	$16,995	$109,372	$4,117	$1,309	$360,221

December 31, 2011

Amount of allowance for loan losses
for loans deemed to be impaired	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses
for loans not deemed to be impaired	1,070	147	2,373	94	25	3,709

Total allowance for loan losses	$1,070	$147	$2,373	$94	$25	$3,709

Recorded investment in:
Loans deemed to be impaired	$1,052	$—	$2,403	$—	$—	$3,455
Loans deemed not to be impaired	206,721	19,597	117,083	5,016	1,515	349,932
Total	$207,773	$19,597	$119,486	$5,016	$1,515	$353,387

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

The following is a summary of past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2012
One-to-four family residential	$1,075	$—	$—	$1,075	$518
Equity loans and lines of credit	—	—	—	—	56
Commercial and multi-family residential	—	—	1,209	1,209	1,586
Total	$1,075	$—	$1,209	$2,284	$2,160

December 31, 2011
One-to-four family residential	$149	$690	$446	$1,285	$1,052
Equity loans and lines of credit	57	150	—	207	—
Commercial and multi-family residential	199	—	858	1,057	858
Total	$405	$840	$1,304	$2,549	$1,910

At December 31, 2012 and 2011, there were no loans greater than ninety days past due and still accruing interest.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

Further information pertaining to impaired loans follows:

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Commercial and multi-family residential	$2,781	$2,970	$—

Impaired loans with a valuation allowance:
One-to-four family residential	518	518	72
Equity loans and lines of credit	56	56	7
Commercial and multi-family residential	2,395	2,395	203
Total	2,969	2,969	282

Total impaired loans	$5,750	$5,939	$282

	Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
		(In thousands)

One-to-four family residential	$938	$49	$49
Equity loans and lines of credit	94	4	4
Commercial and multi-family residential	4,170	120	120
Total	$5,202	$173	$173

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
One-to-four family residential	$1,052	$1,053
Commercial and multi-family residential	2,403	2,480
Total impaired loans	$3,455	$3,533

	Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

One-to-four family residential	$295	$58	$58
Equity loans and lines of credit	151	1	1
Commercial and multi-family residential	673	149	149
Total	$1,119	$208	$208

There were no additional funds committed to be advanced in connection with impaired loans at December 31, 2012 and 2011.

The following is a summary of troubled debt restructurings for the year ended December 31, 2012. There were no troubled debt restructurings for the year ended December 31, 2011.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)

One-to-four family residential	2	$521	$521
Equity loans and lines of credit	1	57	57
Commercial and multi-family residential	9	3,574	3,574

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (continued)

Rate reductions ranging from 1.75% to 3.25% for periods of approximately 2 years to 7.5 years were granted for seven commercial real estate mortgage loans. Maturity terms were extended less than one year on two commercial real estate mortgage loans. Rate reductions ranging from 1.50% to 1.99% were granted on two one-to-four family residential mortgage and on one home equity loan. Maturity terms were extended by approximately 15 months and 18 months for one one-to-four family residential mortgage loan and one home equity loan, respectively. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

There were no troubled debt restructurings that defaulted in the first twelve months after restructure during the year ended December 31, 2012.

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

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) LOANS (concluded)

The following table presents the Company’s loans by risk rating:

	Commercial and
	Multi-family		Commercial
	Residential	Construction	Loans	Total
	(In thousands)
December 31, 2012
Loans rated 1-4	$78,391	$1,343	$976	$80,710
Loans rated 5	10,252	2,774	—	13,026
Loans rated 6	10,395	—	22	10,417
Loans rated 7	10,334	—	—	10,334
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$109,372	$4,117	$998	$114,487

December 31, 2011
Loans rated 1-4	$88,036	$1,210	$922	$90,168
Loans rated 5	15,470	3,806	150	19,426
Loans rated 6	10,250	—	44	10,294
Loans rated 7	5,730	—	—	5,730
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$119,486	$5,016	$1,116	$125,618

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family mortgages and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At December 31, 2012, residential one-to-four family mortgage loans rated substandard amounted to $518,000 and home equity loans and lines of credit rated substandard amounted to $56,000. At December 31, 2011, residential one-to-four family mortgage loans rated substandard amounted to $1,052,000. All other one-to-four family residential real estate and equity loans and lines of credit were classified as pass at December 31, 2012 and 2011.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization and estimated useful lives of premises and equipment follows:

	December 31,		Estimated
	2012	2011	Useful Life
	(In thousands)

Land	$3,093	$3,093	N/A
Building and improvements	11,332	11,955	20-40 years
Leasehold improvements	1,132	1,130	10-20 years
Furniture, fixtures and equipment	3,148	3,202	3-10 years
	18,705	19,380
Less accumulated depreciation
and amortization	(5,216)	(4,674)

	$13,489	$14,706

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $934,000 and $958,000, respectively.

During the year ended December 31, 2012, the Company sold a branch premise for proceeds of $431,000, resulting in a gain of $16,000.

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2012	2011
	(In thousands)

Demand	$49,173	$39,868
NOW	82,059	73,233
Money market	44,404	48,986
Regular	38,418	32,143
Total non-certificate accounts	214,054	194,230

Term deposit certificates	75,620	70,539

Total deposits	$289,674	$264,769

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) DEPOSITS (concluded)

The aggregate amount of term deposit accounts with balances of $100,000 or more amounted to $23,053,000 and $25,031,000 at December 31, 2012 and 2011, respectively.

A summary of term deposit accounts is as follows:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing in:
2012	$—	—%	$50,654	0.93%
2013	39,850	0.54	4,984	1.41
2014	8,094	0.88	1,670	1.44
2015	11,001	2.74	9,582	2.97
2016	3,729	2.18	3,649	2.23
2017	3,035	1.75	—	—
2018*	9,911	1.33	—	—

	$75,620	1.13%	$70,539	1.32%

*At December 31, 2012, the balance represents brokered term deposit accounts. Beginning in November 2013, and monthly thereafter, $5,000,000 of these accounts become callable by the Bank.

7.	BORROWINGS

Short-term Borrowings

The Bank has an available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2012 and 2011, this line of credit amounted to $3,000,000 and there were no amounts outstanding.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) BORROWINGS (continued)

Long-term Borrowings

FHLB Advances:

Long-term borrowings include the following FHLB advances:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2012	$—	—%	$11,009	4.62
2013*	17,000	3.26	17,000	3.26
2014	10,500	3.37	10,500	3.37
2015	29,797	2.69	29,687	2.68
2016	12,000	1.97	7,000	2.48
2017*	18,500	3.81	18,500	3.81

	$87,797	3.02%	$93,696	3.30%

* At December 31, 2012, includes advances callable by the FHLB within one year aggregating $25,000,000 with a weighted average rate of 3.68%.

All FHLB borrowings are secured by a blanket lien on certain qualified collateral, as defined by the FHLB and consisting of first mortgage loans on owner-occupied residential property, and certain pledged commercial mortgages and multi-family residential real estate loans. At December 31, 2012 and 2011, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $218,437,000 and $205,360,000, respectively.

Repurchase Agreements:

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%. This agreement matures in November 2013 and is callable on a quarterly basis.

During 2007, the Company entered into a repurchase agreement for $25,000,000 at a rate of 3.36%, subject to adjustment if 3-month LIBOR exceeds 5.05%. In November 2009 the rate became fixed at 3.36%. This agreement matured in November 2012.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) BORROWINGS (concluded)

Long-term Borrowings (concluded)

The amount of securities collateralizing these repurchase agreements remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Mortgage-backed securities pledged to secure these agreements have a carrying value of $22,289,000 and $36,198,000 and a fair value of $24,483,000 and $39,222,000 at December 31, 2012 and 2011, respectively. In addition, at December 31, 2012, due from banks pledged to secure these agreements amounted to $4,000,000.

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Current tax provision:
Federal	$714	$979
State	1	12
	715	991
Deferred tax provision (benefit):
Federal	(42)	436
State	10	217
	(32)	653
Change in valuation allowance	(7)	(862)
	(39)	(209)

Total tax provision	$676	$782

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax provision and the actual income tax provision are summarized as follows:

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)

Statutory tax provision at 34%	$760	$759
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7	151
Change in valuation allowance	(7)	(862)
Charitable contribution carryover expiration	—	731
Bank-owned life insurance	(169)	(130)
Share-based compensation and ESOP Plan	88	91
Other	(3)	42

Total tax provision	$676	$782

Effective tax rate	30.2%	35.0%

The components of the net deferred tax asset are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax asset:
Federal	$3,151	$3,109
State	—	10
	3,151	3,119
Valuation allowance	(303)	(310)
Net deferred tax asset	$2,848	$2,809

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) INCOME TAXES (continued)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2012	2011
	(In thousands)

Allowance for loan losses	$1,435	$1,261
Depreciation and amortization	78	78
Net deferred loan fees	388	398
Stock options and awards	339	481
Employee benefit plans	579	562
Capital loss carryover	303	303
Other, net	29	36
	3,151	3,119
Valuation allowance	(303)	(310)

Net deferred tax asset	$2,848	$2,809

A valuation reserve has been established relating primarily to the Company’s capital loss carryover. Activity in the valuation reserve is as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$310	$1,172
Charitable contribution carryover expiration	—	(868)
Change in state taxable income assumptions	(7)	6
Balance at end of year	$303	$310

At December 31, 2011, the Company has a capital loss carryover of $892,000 of which $76,000 expires on December 31, 2014 and $816,000 expires on December 31, 2015.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) INCOME TAXES (concluded)

The federal income tax reserve for loan losses at the Bank’s base year amounted to $1,005,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $401,000 has not been provided.

The Company does not have any uncertain tax positions at December 31, 2012 or 2011 that require accrual or disclosure. The Company records interest and penalties as part of the income tax provision. No interest and penalties were recorded for the years ended December 31, 2012 and 2011.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2009 are open.

9.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirement

The Bank is subject to various regulatory capital requirements that are administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In 2011, the Dodd-Frank Act required new minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries. However, there is a five-year transition period before the capital requirements will apply to savings and loan holding companies, such as Newport Bancorp.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) STOCKHOLDERS’ EQUITY (continued) Minimum Regulatory Capital Requirement (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 to adjusted total assets (as defined) and of total and Tier 1 capital to risk-weighted assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it was subject.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, and Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012

Total capital to risk weighted assets	$48,639	17.1%	$22,710	8.0%	$28,388	10.0%

Tier 1 capital to risk weighted assets	45,096	15.9	11,355	4.0	17,033	6.0

Tier 1 capital to adjusted total assets	45,096	10.0	17,962	4.0	22,453	5.0

Tangible capital to adjusted total assets	45,096	10.0	6,736	1.5	N/A	N/A

December 31, 2011

Total capital to risk weighted assets	$46,570	16.0%	$23,238	8.0%	$29,048	10.0%

Tier 1 capital to risk weighted assets	43,000	14.8	11,619	4.0	17,429	6.0

Tier 1 capital to adjusted total assets	43,000	9.5	18,139	4.0	22,674	5.0

Tangible capital to adjusted total assets	43,000	9.5	6,802	1.5	N/A	N/A

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

At December 31, 2012 and 2011, the Bank’s retained net income available for the payment of dividends was $ 4,785,000 and $4,011,000, respectively. Accordingly, $40,729,000 and $39,490,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, funds available for loans or advances by the Bank to the Company amounted to $2,513,000 and $2,349,000, respectively. In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Liquidation Account

As part of the Bank’s conversion to stock and the Company’s initial public offering in 2006 (the “Conversion”), the Bank established a liquidation account which was equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held. At December 31, 2012, the balance remaining in the liquidation account amounted to $10,493,000.

Share Repurchase Plan

On November 18, 2011, the Board of Directors approved a stock repurchase program to acquire up to 176,070 shares, or 5% of the Company’s then outstanding stock. As of December 31, 2012, 56,900 shares have been repurchased under this program at an average cost of $13.89 per share.

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

The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2012 and 2011, is 98.7% and 80.0%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received through June 30, 2012.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $299,729,000 and $203,582,000 for the plan years ending June 30, 2011 and June 30, 2010 respectively, the latest data on file. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Contributions of $261,000 and $552,000 were paid by the Bank during the years ended December 31, 2012 and 2011, respectively.

Pension expense under the plan amounted to $422,000 and $509,000 for the years ended December 31, 2012 and 2011, respectively.

401(k) Plan

The Bank offers a 401(k) plan for eligible employees that provides for voluntary contributions by participating employees up to fifty percent of their annual compensation subject to certain limits based on federal tax laws. Each employee reaching the age of 21 and having completed at least 500 hours of service in one six-month period beginning with such employee’s date of employment, or anniversary thereof, becomes eligible to be a participant in the plan. The Bank matches the employees’ voluntary contribution up to 3% of their compensation and will match one-half of the next 2%. The Bank’s total contribution for the years ended December 31, 2012 and 2011 amounted to $254,000 and $286,000, respectively.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) EMPLOYEE BENEFIT PLANS (continued)

Incentive Plan

The Company has an Incentive Plan (the “Plan”) whereby officers and employees are eligible to receive cash bonuses based upon Company performance against annual established performance targets, including financial measures and other factors, including individual performance. The structure of the Plan is to be reviewed on an annual basis by the Board of Directors and individual awards are adjusted based on recommendations from the Compensation Committee. Incentive compensation expense for the years ended December 31, 2012 and 2011 amounted to $234,000 and $188,000, respectively.

Supplemental Executive and Director Retirement Plans

The Bank has a Supplemental Executive Retirement Plan, which provides for certain executives of the Bank to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executive’s term of service, taking into consideration vesting provisions in these agreements. The related expense for the years ended December 31, 2012 and 2011 amounted to $246,000 and $139,000, respectively.

In addition, the Bank has a Supplemental Director Retirement Plan, which provides for certain directors to receive annual benefits upon retirement, subject to certain limitations set forth in the Plan. The present value of these benefits is accrued over the directors’ required service periods, and the expense for the years ended December 31, 2012 and 2011 amounted to $38,000 and $26,000, respectively.

The accrued liability for these Plans is included in accrued expenses and other liabilities on the consolidated balance sheets and amounted to $1,701,000 and $1,429,000 at December 31, 2012 and 2011, respectively.

Endorsement Split-Dollar Life Insurance Arrangements

The Company is the sole owner of life insurance policies pertaining to certain executives and directors of the Company. The Company has entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. The Company recognized related expense for the years ended December 31, 2012 and 2011 of $34,000 and $27,000, respectively.

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

At December 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2013	$236
2014	255
2015	276
2016	299
2017	324
Thereafter	1,142

$2,532

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

Shares held by the ESOP consists the following:

	December 31,
	2012	2011

Allocated	154,468	128,450
Committed to be allocated	26,018	26,018
Unallocated	208,142	234,160

	388,628	388,628

The fair value of unallocated ESOP shares was $3,430,000 and $2,943,000 at December 31, 2012 and 2011, respectively.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total compensation expense recognized in connection with the ESOP was $373,000 and $346,000 for the years ended December 31, 2012 and 2011, respectively.

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

The following table presents the activity for the 2007 Plan as of and for the year ended December 31, 2012:

					Non-vested
	Stock Options				Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted
		Average	Contractual	Aggregate		Average
	Number	Exercise	Term	Intrinsic	Number	Grant Date
	of Shares	Price	(Years)	Value	of Shares	Fair Value
	(In thousands)

Outstanding at beginning of year	481,754	$12.50	2.97		38,625	$12.53
Granted	—	—	—		—	—
Vesting of restricted stock	—	—	—		(37,367)	12.53
Exercised shares	(4,308)	12.43	3.07		—	—
Cancelled (forfeited and expired)	(7,679)	12.39	3.73		(1,258)	12.53

Outstanding at end of year	469,767	$12.50	1.94	$1,892	—	$12.53

Options exercisable at
end of year	469,767	$12.50	1.94	$1,892

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $16.48 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) EMPLOYEE BENEFIT PLANS (concluded) Share-based Compensation Plans (concluded)

For the years ended December 31, 2012 and 2011, the Company recognized compensation cost for stock options of $119,000 and $227,000, respectively, with a related tax benefit of $4,000 and $15,000, respectively. For the years ended December 31, 2012 and 2011, the Company recognized compensation cost for restricted stock awards of $67,000 and $191,000, respectively, with a related tax benefit of $25,000 and $65,000, respectively. The Company employed an accelerated method of expense recognition for options and restricted stock awards awarded in 2007 and the straight line method for options awarded in 2010. There is no future compensation cost for awards and options under the plan, since all related compensation expense under the plan has been recognized.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011
	(In thousands)

Commitments to grant loans	$2,113	$4,670
Unadvanced funds on equity lines of credit	13,593	14,649
Unadvanced funds on construction loans	3,404	2,368
Unadvanced funds on commercial lines of credit	2,700	3,200

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

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect pertaining to premises, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)

2013	$335
2014	349
2015	349
2016	363
2017	366
Thereafter	4,572

$6,334

The leases contain options to extend for periods from five to fifty years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2012 and 2011 amounted to $377,000 and $351,000, respectively.

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

12.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to its directors and officers and affiliates. Activity is as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$4,495	$5,193
Originations	1,352	168
Principal payments	(1,826)	(866)

Balance at end of year	$4,021	$4,495

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

13.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair values of off-balance-sheet instruments at December 31, 2012 and 2011 are immaterial.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets Measured at Fair Value on a Recurring Basis

There are no assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at December 31, 2012 and 2011.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of December 31, 2012 and 2011. The losses represent the amounts recorded during 2012 and 2011 on the assets held at December 31, 2012 and 2011, respectively.

				Year Ended
	At December 31, 2012			December 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans			$1,145	$295

	$—	$—	$1,145	$295

				Year Ended
	At December 31, 2011			December 31, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$—	$—	$858	$80
Foreclosed real estate	—	—	839	413

	$—	$—	$1,697	$493

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

	December 31,
	2012					2011
	Carrying	Fair Value				Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$36,043	$36,043	$—	$—	$36,043	$31,074	$31,074
Securities held to maturity	22,307	—	24,506	—	24,506	36,220	39,248
FHLB stock	5,588	—	—	5,588	5,588	5,730	5,730
Loans, net	355,038	—	—	381,745	381,745	348,492	367,043
Accrued interest receivable	1,118	—	—	1,118	1,118	1,268	1,268

Financial liabilities:
Deposits	289,674	—	—	290,210	290,210	264,769	265,716
Long-term borrowings	102,797	—	—	105,811	105,811	133,696	136,690
Accrued interest payable	296	—	—	296	296	413	413

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

14.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Newport Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2012	2011
	(In thousands)
ASSETS

Cash and cash equivalents due from subsidiary	$1,137	$2,072
Investment in subsidiary	45,514	43,501
Loan to Newport Federal Savings Bank ESOP	2,532	2,750
Net deferred tax asset	349	349
Other assets	3,658	2,987
Total assets	$53,190	$51,659

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$35	$5
Stockholders' equity	53,155	51,654

Total liabilities and stockholders' equity	$53,190	$51,659

	Years Ended December 31,
STATEMENTS OF INCOME	2012	2011
	(In thousands)
Income:
Interest and fees on loans	$227	$244
Interest on cash and cash equivalents	4	13
Total income	231	257
Total non-interest expenses	349	308
Loss before income taxes and equity in
undistributed net income of subsidiary	(118)	(51)
Applicable income tax benefit	(39)	(1)
	(79)	(50)
Equity in undistributed net income of subsidiary	1,640	1,500

Net income	$1,561	$1,450

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued) CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$1,561	$1,450
Adjustments to reconcile net income to net cash used
by operating activities:
Equity in undistributed net income of subsidiary	(1,640)	(1,500)
Repayment of ESOP loan	218	201
Share-based compensation	7	17
Repayment of stock-based compensation by subsidiary	179	400
Deferred income benefit	—	(210)
Increase in other assets	(671)	(390)
Increase (decrease) in other liabilities	59	(10)
Net cash used by operating activities	(287)	(42)

Cash flows from financing activities:
Treasury stock purchased	(602)	(263)
Treasury stock acquired for tax withholding	(99)	—
Stock options exercised	53	—
Net cash used by financing activities	(648)	(263)

Net change in cash and cash equivalents	(935)	(305)

Cash and cash equivalents at beginning of year	2,072	2,377

Cash and cash equivalents at end of year	$1,137	$2,072

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Continued)

15.	QUARTERLY DATA (UNAUDITED)

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$4,661	$4,871	$4,843	$5,010	$5,149	$5,305	$5,380	$5,431
Interest expense	1,271	1,424	1,436	1,449	1,499	1,572	1,624	1,636

Net interest income	3,390	3,447	3,407	3,561	3,650	3,733	3,756	3,795
Provision for loan losses	221	176	341	281	92	507	207	315

Net interest income, after provision
for loan losses	3,169	3,271	3,066	3,280	3,558	3,226	3,549	3,480
Other non-interest income	737	592	585	543	577	650	605	554
Non-interest expenses	3,253	3,234	3,285	3,234	3,469	3,407	3,499	3,592

Income before income taxes	653	629	366	589	666	469	655	442
Provision for income taxes	164	212	113	187	234	191	216	141
Net income	$489	$417	$253	$402	$432	$278	$439	$301

Earnings per common share:
Basic (1)	$0.15	$0.13	$0.08	$0.12	$0.13	$0.08	$0.13	$0.09
Diluted (1)	$0.14	$0.12	$0.08	$0.12	$0.13	$0.08	$0.13	$0.09

(1)	The total of the four quarters’ earnings per share does not agree to the year-to-date earnings per share due to rounding.

Index Newport Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements (Concluded)

16.	SUBSEQUENT EVENT – PROPOSED MERGER

On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Financial Group, Inc. (“SI Financial”), the holding company of Savings Institute Bank and Trust Company, pursuant to which the Company will merge with and into SI Financial, with SI Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into Savings Institute Bank and Trust Company. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock will be converted into the right to receive either $17.55 in cash or 1.5129 shares of SI Financial common stock in exchange for each share of Company common stock held by them, subject to proration procedures so that 50 percent of the outstanding shares of Company common stock is converted into SI Financial common stock and the balance is converted into the cash consideration.

The Merger Agreement contains certain provisions under which the Merger Agreement may be terminated. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay SI Financial a termination fee of $2.45 million.

The completion of the Merger is subject to customary closing conditions, including regulatory approval and approval by stockholders of the Company and SI Financial. The Merger is currently expected to be completed in the third quarter of 2013.

SI Financial is headquartered in Willimantic, CT and has total assets of $953,250,000 at December 31, 2012.

