Form 10-Q
period 2013-03-31
Newport Bancorp Inc
filed 2013-05-13
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐          No ☒

As of May 3, 2013, the registrant had 3,544,722 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited) (Dollars in thousands)
Cash and due from banks	$19,119	$20,311
Short-term investments	1,176	15,732
Cash and cash equivalents	20,295	36,043

Securities held to maturity, at amortized cost	19,436	22,307
Federal Home Loan Bank stock, at cost	5,356	5,588
Loans	360,089	359,069
Allowance for loan losses	(3,983)	(4,031)
Loans, net	356,106	355,038

Premises and equipment, net	13,265	13,489
Accrued interest receivable	1,126	1,118
Net deferred tax asset	2,848	2,848
Bank-owned life insurance	11,123	11,456
Prepaid FDIC insurance	363	423
Other assets	673	1,103
Total assets	$430,591	$449,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$281,509	$289,674
Long-term borrowings	91,321	102,797
Accrued expenses and other liabilities	3,796	3,787
Total liabilities	376,626	396,258

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,142	50,085
Retained earnings	21,984	21,843
Unearned compensation (201,638 and 208,143 shares at
March 31, 2013 and December 31, 2012, respectively)	(2,016)	(2,081)
Treasury stock, at cost (1,333,627 and 1,378,627 shares at
March 31, 2013 and December 31, 2012, respectively)	(16,194)	(16,741)
Total stockholders’ equity	53,965	53,155
Total liabilities and stockholders’ equity	$430,591	$449,413

See accompanying notes to unaudited consolidated financial statements. 1

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$4,136	$4,559
Securities	274	433
Other interest-earning assets	15	18
Total interest and dividend income	4,425	5,010

Interest expense:
Deposits	287	318
Long-term borrowings	738	1,131
Total interest expense	1,025	1,449

Net interest income	3,400	3,561
Provision for loan losses	—	281

Net interest income, after provision for loan losses	3,400	3,280

Non-interest income:
Customer service fees	414	437
Bank-owned life insurance	94	99
Miscellaneous	13	7
Total non-interest income	521	543

Non-interest expenses:
Salaries and employee benefits	1,575	1,774
Occupancy and equipment	546	528
Data processing	424	402
Professional fees	112	153
Merger expenses	530	—
Marketing	129	147
FDIC insurance	66	76
Other general and administrative	151	154
Total non-interest expenses	3,533	3,234

Income before income taxes	388	589

Provision for income taxes	247	187

Net income and comprehensive income	$141	$402

Weighted-average shares outstanding:
Basic	3,303,120	3,313,081
Diluted	3,392,494	3,328,762

Earnings per share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.12

See accompanying notes to unaudited consolidated financial statements. 2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity
Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$51,654
Comprehensive income	—	—	—	402	—	—	402
Share-based compensation – restricted stock	—	—	(4)	—	26	—	22
Share-based compensation – options	—	—	36	—	—	—	36
ESOP shares committed to be released (6,504 shares)	—	—	19	—	65	—	84
Purchase of treasury shares (200 shares)	—	—	—	—	—	(3)	(3)
Balance at March 31, 2012	4,878,349	$49	$50,333	$20,684	$(2,322)	$(16,549)	$52,195
Balance at December 31, 2012	4,878,349	$49	$50,085	$21,843	$(2,081)	$(16,741)	$53,155
Comprehensive income	—	—	—	141	—	—	141
Stock options exercised (45,000 shares)	—	—	16	—	—	547	563
ESOP shares committed to be released (6,504 shares)	—	—	41	—	65	—	106
Balance at March 31, 2013	4,878,349	$49	$50,142	$21,984	$(2,016)	$(16,194)	$53,965

See accompanying notes to unaudited consolidated financial statements. 3

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$141	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	281
Accretion of securities	(46)	(51)
Gain on sale of foreclosed real estate	—	(22)
Amortization of net deferred loan fees	(89)	(203)
Depreciation and amortization of premises and equipment	231	236
Share-based compensation and ESOP allocation	106	142
Income from bank-owned life insurance	(94)	(99)
Net change in:
Accrued interest receivable	(8)	27
Prepaid FDIC insurance	60	69
Other assets	430	105
Accrued expenses and other liabilities	9	(254)
Net cash provided by operating activities	740	633

Cash flows from investing activities:
Purchases of securities held to maturity	—	(3,997)
Redemption of Federal Home Loan stock	232	3,408
Principal payments received on securities held to maturity	2,917	142
Net loan originations	(979)	(5,129)
Proceeds from bank-owned life insurance	427	—
Proceeds from sales of foreclosed real estate	—	274
Additions to premises and equipment	(7)	(37)
Net cash provided (used) by investing activities	2,590	(5,339)

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,165)	8,311
Proceeds from long-term borrowings	—	5,028
Repayment of long-term borrowings	(11,476)	—
Stock options exercised	563	—
Purchase of treasury stock	—	(3)
Net cash provided (used) by financing activities	(19,078)	13,336

Net change in cash and cash equivalents	(15,748)	8,630
Cash and cash equivalents at beginning of period	36,043	31,074
Cash and cash equivalents at end of period	$20,295	$39,704

Supplementary information:
Interest paid on deposit accounts	$283	$318
Interest paid on borrowings	766	1,133
Income taxes paid, net of refunds	37	1

See accompanying notes to unaudited consolidated financial statements. 4

NEWPORT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – PROPOSED MERGER ANNOUNCEMENT

On March 5, 2013, Newport Bancorp, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Financial Group, Inc. (“SI Financial”), the holding company of Savings Institute Bank and Trust Company, pursuant to which the Company will merge with and into SI Financial, with SI Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into Savings Institute Bank and Trust Company. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock will be converted into the right to receive either $17.55 in cash or 1.5129 shares of SI Financial common stock in exchange for each share of Company common stock held by them, subject to proration procedures so that 50 percent of the outstanding shares of Company common stock is converted into SI Financial common stock and the balance is converted into the cash consideration.

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

SI Financial is headquartered in Willimantic, CT and had total assets of $953,250,000 at December 31, 2012.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiary, Newport Federal Savings Bank (the “Bank” or “Newport Federal”) and the Bank’s wholly-owned subsidiary, Newport Federal Investments, Inc. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3 –SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2013
Government-sponsored enterprise
residential mortgage-backed securities	$19,436	$1,909	$—	$21,345

December 31, 2012

Government-sponsored enterprise
residential mortgage-backed securities	$22,307	$2,199	$—	$24,506

At March 31, 2013 and December 31, 2012, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 10).

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

There were no changes during the three month period ended March 31, 2013 in the Company’s loan policies, including non-accrual loans, troubled debt restructures and the allowance for loan loss methodology.

The following is a summary of the balances of loans at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Mortgage loans:
One-to-four family residential	$230,168	$228,428
Equity loans and lines of credit	16,263	16,995
Commercial and multi-family residential	106,940	109,372
Construction	6,607	4,117
	359,978	358,912
Other loans:
Commercial loans	1,012	998
Consumer loans	285	311
Total loans	361,275	360,221

Less: Allowance for loan losses	(3,983)	(4,031)
Net deferred loan fees	(1,186)	(1,152)

Loans, net	$356,106	$355,038

 The following table provides further information pertaining to the allowance for loan losses:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and Multi-Family		Other
	Residential	of Credit	Residential	Construction	Loans	Total
	(In thousands)

Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$1,212	$134	$2,589	$76	$20	$4,031
Provision (credit) for loans losses	7	(5)	(51)	49	—	—
Loans charged-off	—	—	(68)	—	—	(68)
Recoveries of loans
previously charged-off	—	—	20	—	—	20
Balance at end of period	$1,219	$129	$2,490	$125	$20	$3,983

Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$1,070	$147	$2,373	$94	$25	$3,709
Provision (credit) for loans losses	6	17	289	(36)	5	281
Loans charged-off	—	(25)	(300)	—	—	(325)
Recoveries of loans
previously charged-off	—	—	14	—	—	14
Balance at end of period	$1,076	$139	$2,376	$58	$30	$3,679

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and Multi-Family		Other
	Residential	of Credit	Residential	Construction	Loans	Total
	(In thousands)
March 31, 2013
Amount of allowance for loan losses
for loans deemed to be impaired	$72	$7	$192	$—	$—	$271

Amount of allowance for loan losses
for loans not deemed to be impaired	1,147	122	2,298	125	20	3,712
Total allowance for loan losses	$1,219	$129	$2,490	$125	$20	$3,983

Recorded investment in:
Loans deemed to be impaired	$515	$56	$4,741	$—	$—	$5,312
Loans deemed not to be impaired	229,653	16,207	102,199	6,607	1,297	355,963
Total	$230,168	$16,263	$106,940	$6,607	$1,297	$361,275

December 31, 2012
Amount of allowance for loan losses
for loans deemed to be impaired	$72	$7	$203	$—	$—	$282

Amount of allowance for loan losses
for loans not deemed to be impaired	1,140	127	2,386	76	20	3,749
Total allowance for loan losses	$1,212	$134	$2,589	$76	$20	$4,031

Recorded investment in:
Loans deemed to be impaired	$518	$56	$5,176	$—	$—	$5,750
Loans deemed not to be impaired	227,910	16,939	104,196	4,117	1,309	354,471
Total	$228,428	$16,995	$109,372	$4,117	$1,309	$360,221

The following is a summary of past due and non-accrual loans at March 31, 2013 and December 31, 2012:

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
March 31, 2013	(In thousands)

Mortgage loans:
One-to-four family residential	$512	$244	$—	$756	$—
Equity loans and lines of credit	—	179	—	179	—
Commercial and multi-family residential	870	—	1,152	2,022	1,887
Total	$1,382	$423	$1,152	$2,957	$1,887

December 31, 2012

Mortgage loans:
One-to-four family residential	$1,075	$—	$—	$1,075	$518
Equity loans and lines of credit	—	—	—	—	56
Commercial and multi-family residential	—	—	1,209	1,209	1,586
Total	$1,075	$—	$1,209	$2,284	$2,160

At March 31, 2013 and December 31, 2012, there were no loans greater than ninety days past due and still accruing interest.

Further information pertaining to impaired loans follows:

	March 31, 2013		December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Commercial and multi-family residential	$2,357	$2,613	$2,781	$2,970

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Mortgage loans:
One-to-four family residential	$515	$515	$72	$518	$518	$72
Equity loans and lines of credit	56	56	7	56	56	7
Commercial and multi-family residential	2,384	2,384	192	2,395	2,395	203
Total	$2,955	$2,955	$271	$2,969	$2,969	$282

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$517	$8	$—
Equity loans and lines of credit	56	1	—
Commercial and multi-family residential	4,929	111	9
Total	$5,502	$120	$9

	Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$1,115	$6	$6
Equity loans and lines of credit	114	—	—
Commercial and multi-family residential	2,602	23	23
Total	$3,831	$29	$29

There were no additional funds committed to be advanced in connection with impaired loans at March 31, 2013 and December 31, 2012.

The following is a summary of troubled debt restructurings during the three months ended March 31, 2013. There were no troubled debt restructurings during the first quarter of 2012.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)

Commercial and multi-family residential	1	$740	$740

The maturity term was extended for less than one year for one commercial real estate mortgage loan. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on all troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default, defined as 30 days past due, during the three months ended March 31, 2013.

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)

Commercial and multi-family residential	2	$1,092

Credit Quality Information:

The Company utilizes a nine-grade internal loan rating system for commercial and multi-family residential loans, construction loans and commercial loans as follows:

Loans rated 1 – 4 are considered “pass” loans with low to average risk.

Loans rated 5 are considered “watch” loans. Loans classified as watch are “pass” loans that management is monitoring more closely but remain acceptable credit.

Loans rated 6 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8 are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all commercial and multi-family residential, construction and commercial loans. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its review process.

Information pertaining to the Company’s loans by risk rating follows:

	Commercial and
	Multi-family		Commercial
	Residential	Construction	Loans	Total
	(In thousands)
March 31, 2013

Loans rated 1 - 4	$76,931	$1,467	$995	$79,393
Loans rated 5	8,780	5,140	—	13,920
Loans rated 6	11,501	—	17	11,518
Loans rated 7	9,728	—	—	9,728
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$106,940	$6,607	$1,012	$114,559

December 31, 2012

Loans rated 1 - 4	$78,391	$1,343	$976	$80,710
Loans rated 5	10,252	2,774	—	13,026
Loans rated 6	10,395	—	22	10,417
Loans rated 7	10,334	—	—	10,334
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$109,372	$4,117	$998	$114,487

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family residential loans and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At March 31, 2013, residential one-to-four family residential loans rated substandard amounted to $515,000 and equity loans and lines of credit rated substandard amounted to $56,000. At December 31, 2012, residential one-to-four family residential loans rated substandard amounted to $518,000 and equity loans and lines of credit rated substandard amounted to $56,000. All other one-to-four family residential loans and equity loans and lines of credit were classified as pass at March 31, 2013 and December 31, 2012.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $27.5 million at March 31, 2013, as compared to $21.8 million as of December 31, 2012. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Net income applicable to common stock	$141	$402

Weighted average number of common shares issued	4,878	4,878
Less: Weighted average treasury shares	(1,370)	(1,372)
Less: Weighted average unallocated ESOP shares	(205)	(231)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	—	38
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,303	3,313

Effect of dilutive stock options	89	16
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,392	3,329

There were no anti-dilutive shares for each of the three-month periods ended March 31, 2013 and 2012.

NOTE 7 – EQUITY INCENTIVE PLAN

The following table presents the activity for the Company’s 2007 Equity Incentive Plan as of and for the three month period ended March 31, 2013.

	Stock Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
	(In thousands)

Outstanding at beginning of period	469,767	$12.50	5.07
Granted	—	—	—
Exercised shares	(45,000)	12.50	4.94
Cancelled (forfeited and expired)	—	—	—

Outstanding at end of period	424,767	$12.50	4.82	$2,081

Options exercisable at end of period	424,767	$12.50	4.82	$2,081

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

Shares held by the Employee Stock Ownership Plan (“ESOP”) consist of the following:

March 31,
2013

Allocated	160,972
Committed to be allocated	26,018
Unallocated	201,638

388,628

The fair value of unallocated ESOP shares was $3,509,000 at March 31, 2013.

Total compensation expense recognized in connection with the ESOP was $106,000 and $84,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012. The losses represent the amounts recorded during 2013 and 2012 on the assets held at March 31, 2013 and December 31, 2012, respectively.

				Three Months
				Ended
	At March 31, 2013			March 31, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$—	$—	$602	$68
	$—	$—	$602	$68

				Year Ended
	At December 31, 2012			December 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$—	$—	$1,145	$295
	$—	$—	$1,145	$295

Losses on impaired loans are based on the appraised value of the underlying collateral, adjusted for selling costs, and may be discounted based on management’s estimates of changes in market conditions from time of valuation.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$20,295	$20,295	$—	$—	$20,295
Securities held to maturity	19,436	—	21,345	—	21,345
FHLB stock	5,356	—	—	5,356	5,356
Loans, net	356,106	—	—	379,940	379,940
Accrued interest receivable	1,126	—	—	1,126	1,126

Financial liabilities:
Deposits	281,509	—	—	282,584	282,584
Long-term borrowings	91,321	—	—	93,747	93,747
Accrued interest payable	271	—	—	271	271

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,043	$36,043	$—	$—	$36,043
Securities held to maturity	22,307	—	24,506	—	24,506
FHLB stock	5,588	—	—	5,588	5,588
Loans, net	355,038	—	—	381,745	381,745
Accrued interest receivable	1,118	—	—	1,118	1,118

Financial liabilities:
Deposits	289,674	—	—	290,210	290,210
Long-term borrowings	102,797	—	—	105,811	105,811
Accrued interest payable	296	—	—	296	296

NOTE 10 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at March 31, 2013 and December 31, 2012 amounted to $76.3 million and $87.8 million, respectively. All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans. At March 31, 2013 and December 31, 2012, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $217.0 million and $218.4 million, respectively.

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%. This agreement matures in November 2013 and is callable on a quarterly basis.

The securities collateralizing this repurchase agreement are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Government-sponsored enterprise residential mortgage-backed securities pledged to secure this agreement has a carrying value of $19.4 million and $22.3 million and a fair value of $21.3 million and $24.5 million at March 31, 2013 and December 31, 2012, respectively. These mortgage-backed securities are held to maturity and cannot be sold. In addition, the Company has $4.0 million in cash pledged as collateral to secure this agreement at March 31, 2013 and December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition at March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s 2012 Annual Report on Form 10-K under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2012 Annual Report on Form 10-K, the Company considers our critical accounting policies to be those related to the allowance for loan losses and the valuation of our net deferred tax asset. The Company’s critical accounting policies have not changed since December 31, 2012.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 were $430.6 million, a decrease of $18.8 million, or 4.2%, compared to $449.4 million at December 31, 2012. The decrease in assets was concentrated in cash and cash equivalents and securities held to maturity, as funds were used to pay down long-term borrowings and fund deposit outflows.

Cash and cash equivalents decreased by $15.7 million, or 43.7%, and a decline in securities held to maturity of $2.9 million, or 12.9%, provided funding for an $8.2 million decrease in deposits and an $11.5 million decrease in long-term borrowings.

The net loan portfolio increased by $1.1 million, or 0.3%, during the first quarter of 2013. The loan portfolio increase was attributable to an increase in one-to-four family residential mortgage loans (an increase of $1.7 million, or 0.8%), and construction loans (an increase of $2.5 million, or 60.5%), partially offset by decreases in home equity loans and lines (a decrease of $732,000, or 4.3%), and commercial and multi-family residential mortgage loans (a decrease of $2.4 million, or 2.2%).

Deposit balances decreased by $8.2 million, or 2.8%. The decrease in deposits occurred in NOW/Demand accounts (a decrease of $8.6 million, or 6.6%), and time deposit accounts (a decrease of $2.1 million, or 2.7%), partially offset by an increase in money market accounts (an increase of $2.0 million, or 4.4%), and savings accounts (an increase of $561,000, or 1.5%).

Borrowings, consisting of FHLB advances and one repurchase agreement totaling $15.0 million, decreased $11.5 million, or 11.2%, to $91.3 million at March 31, 2013, due to FHLB advances that matured during the quarter, compared to an outstanding balance of $102.8 million at December 31, 2012.

Total stockholders’ equity at March 31, 2013 was $54.0 million compared to $53.2 million at December 31, 2012. The increase in stockholders’ equity was primarily attributable to net income and exercised stock options.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income decreased by $261,000, or 64.9%, to $141,000 for the three months ended March 31, 2013, compared to $402,000 for the three months ended March 31, 2012. The decrease was primarily due to a decrease in net interest income, an increase in non-interest expenses and an increase in the provision for income taxes, partially offset by a decrease in the provision for loan losses.

Net Interest Income. Net interest income was $3.4 million and $3.6 million for the quarters ended March 31, 2013 and 2012, respectively. The decrease in net interest income was primarily due to a decrease in the interest earned on loans and securities, partially offset by a decrease in interest expense from long-term borrowings. The Company’s first quarter 2013 interest rate spread decreased to 3.32% from 3.39% for the first quarter of 2012, a decrease of 7 basis points.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$356,151	$4,136	4.65%	$348,867	$4,559	5.23%
Securities	21,077	274	5.20	36,623	433	4.73
Other interest-earning assets	11,419	15	0.53	15,232	18	0.47
Total interest-earning assets	388,647	4,425	4.55	400,722	5,010	5.00

Bank-owned life insurance	11,218			11,125
Noninterest-earning assets	36,825			44,088
Total assets	$436,690			$455,935

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,411	50	0.26	$72,428	57	0.31
Savings accounts	39,029	8	0.08	32,736	3	0.04
Money market accounts	46,319	28	0.24	49,873	32	0.26
Certificates of deposit	74,707	201	1.08	70,043	226	1.29
Total interest-bearing deposits	236,466	287	0.49	225,080	318	0.57

Borrowings	95,982	738	3.08	134,009	1,131	3.38
Total interest-bearing liabilities	332,448	1,025	1.23	359,089	1,449	1.61

Demand deposits	45,883			39,437
Noninterest-bearing liabilities	4,623			5,186
Total liabilities	382,954			403,712

Stockholders’ equity	53,736			52,223
Total liabilities and stockholders’ equity	$436,690			$455,935

Net interest income		$3,400			$3,561
Interest rate spread			3.32%			3.39%
Net interest margin			3.50%			3.55%
Average interest-earning assets to average interest-bearing liabilities			116.90%			111.59%

Total interest and dividend income decreased $585,000, or 11.7%, between the two periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $423,000, or 9.3%, for the three months ended March 31, 2013 due to a decrease in the average yield earned on loans, partially offset by an increase in the average balance of loans. Average loans increased 2.1% to $356.2 million for the three months ended March 31, 2013 from $348.9 million for the three months ended March 31, 2012, while the yield earned on loans decreased to 4.65% for 2013 from 5.23% for 2012. Interest earned on securities decreased $159,000 due to the decrease in the average balance of securities to $21.1 million for the three months ended March 31, 2013 from $36.6 million for the three months ended March 31, 2012, partially offset by the 47 basis point increase in the average yield earned on securities, due to the maturity of a low yielding short-term U.S. Treasury security purchased during the first quarter of 2012. Interest earned on other-interest earning assets decreased slightly by $3,000 for the three months ended March 31, 2013 from the three months ended March 31, 2012, due to the decrease in the average balance of other interest-earning assets.

Total interest expense decreased $424,000 to $1.0 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012, due to a 38 basis point decrease in the total average cost of interest-bearing liabilities, including an 8 basis point decrease in the total average cost of interest-bearing deposits. The reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $7,000, and 5 basis points in the average cost), money market accounts (a decrease of $4,000, and 2 basis points in the average cost), and certificate of deposit accounts (a decrease of $25,000, and 21 basis points in the average cost), partially offset by an increase in savings accounts (an increase of $5,000, and 5 basis points in the average cost). The cost of total borrowings for the three months ended March 31, 2013 totaled $738,000 and decreased $393,000, or 34.7%, from the three months ended March 31, 2012, due to a $38.0 million decrease in the average balance to $96.0 million from $134.0 million, and a 30 basis point decrease in the average cost.

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

	For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$574	$(997)	$(423)
Securities	(408)	249	(159)
Other interest-earning assets	(13)	10	(3)
Total interest-earning assets	153	(738)	(585)

Interest Expense:
Deposits	86	(117)	(31)
Borrowings	(299)	(94)	(393)
Total interest-bearing liabilities	(213)	(211)	(424)
Change in net interest income	$366	$(527)	$(161)

Provision for Loan Losses. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio. There was no loan loss provision for the quarter ended March 31, 2013, compared to $281,000 for the quarter ended March 31, 2012. The provision for the first quarter of 2013 decreased compared to the provision for the first quarter of 2012, due to changes in the loan portfolio mix, a decrease in non-performing loans as a result of loan payoffs and a decrease in charge-offs, offset by loan growth and an increase in allocated reserves for loans that have been restructured. At March 31, 2013 there were $21.8 million of classified and criticized loans compared to $21.3 million of such loans at December 31, 2012. At March 31, 2013, loans classified as special mention totaled $11.5 million, which consisted of commercial and multi-family real estate mortgages, compared to $10.4 million at December 31, 2012. Loans classified as substandard, including all impaired loans, totaled $10.3 million at March 31, 2013, compared to $10.9 million at December 31, 2012. Total classified and criticized loans represent 6.0% of the Company’s total gross loans at March 31, 2013, compared to 5.0% at March 31, 2012. There were no changes in the methodology of calculating the allowance for loan losses from the first quarter of 2012 through the first quarter of 2013. The allowance for loan losses to total loans was 1.10%, 1.12% and 1.03% for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The following table provides information with respect to our non-performing assets at the dates indicated. There were no accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$—	$518	$1,133
Commercial and multi-family	1,887	1,586	1,656
Equity loans and lines of credit	—	56	182
Total nonaccrual loans	1,887	2,160	2,971
Foreclosed real estate	—	—	587
Total non-performing assets	1,887	2,160	3,558
Performing troubled debt restructurings	2,995	3,116	—
Total non-performing assets and performing troubled debt restructurings	$4,842	$5,276	$3,558
Total non-performing loans to total loans	0.52%	0.60%	0.84%
Total non-performing assets to total assets	0.44%	0.48%	0.76%

Non-performing assets were $1.9 million at March 31, 2013, a decrease of $273,000, from December 31, 2012. There were $3.6 million of non-performing assets at March 31, 2012. The decrease in non-performing loans is a result of loan payoffs.

Net loan charge-offs totaling $48,000 and $311,000 were recognized during the quarters ended March 31, 2013 and 2012, respectively.

Non-interest Income. Non-interest income for the first quarter of 2013 totaled $521,000, a decrease of $22,000, or 4.1%, compared to the first quarter of 2012. The decrease in non-interest income between the periods is primarily due to a $23,000 decrease in net fees earned on checking accounts and a $5,000 decrease in bank-owned life insurance income, partially offset by a $6,000 increase in miscellaneous income.

Non-interest Expense. Total non-interest expense increased to $3.5 million for the quarter ended March 31, 2013 from $3.2 million for the quarter ended March 31, 2012, an increase of $299,000, or 9.2%. The increase between periods is attributable primarily to expenses of $530,000 related to the Agreement and Plan of Merger entered into by the Company on March 5, 2013. In addition, there were smaller increases in occupancy and equipment expense and data processing fees, and decreases in salaries and employee benefits, professional fees, marketing costs, FDIC insurance and other general and administrative costs. The increase in occupancy and equipment expense is due to a stormier winter during 2013 compared to the same period in 2012, which resulted in an increase of operating costs associated with the maintenance of the Bank’s branches. The decrease in salaries and benefits is primarily due to a reduction in pension costs and the conclusion of the stock-based compensation expense amortization in 2012 associated with option grants and restricted stock awards. The decrease in professional fees is due to the reduction in annual audit expenses. The decrease in marketing costs is the result of a continued effort by management to control advertising and marketing expenses. The decrease in FDIC insurance is due to the decrease in consolidated total assets less tangible equity in the first quarter of 2013 compared to the first quarter of 2012, resulting in a lower expense in deposit insurance coverage.

Income Taxes. The provision for income taxes for the three months ended March 31, 2013 was $247,000 compared to $187,000 for the three months ended March 31, 2012. The effective tax rate for the first quarter of 2013 was 63.7%, versus 31.7% for the 2012 period. The increase in the effective tax rate is due to $360,000 of non-tax deductible merger-related expenses recorded in the first quarter of 2013 as a result of the Agreement and Plan of Merger entered into by the Company on March 5, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $20.3 million. On March 31, 2013, we had $76.3 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $78.9 million from the Federal Home Loan Bank of Boston.

At March 31, 2013, we had $27.5 million in loan commitments outstanding, which consisted of $7.3 million of real estate loan commitments, $14.1 million in unused equity loans and lines of credit, $2.9 million in construction loan commitments and $2.4 million in commercial lines of credit commitments. Certificates of deposit due within one year of March 31, 2013 totaled $37.4 million, or 50.8% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At March 31, 2013, we are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net EVE at February 28, 2013 (the most current information available), that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its EVE at March 31, 2013 is consistent with the table below.

	Net EVE			Net EVE as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	EVE Ratio	Change (bp)
	(Dollars in thousands)
400	$42,383	$(15,643)	(27.0)	10.69%	(238)
300	46,099	(11,927)	(20.6)	11.28%	(178)
200	51,140	(6,886)	(11.9)	12.15%	(91)
100	55,497	(2,529)	(4.4)	12.82%	(25)
0	58,026	—	—	13.07%	—
(100)	51,144	(6,882)	(11.9)	11.46%	(161)

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s evaluation of its risk factors has not changed materially since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Net Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: May 13, 2013	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: May 13, 2013	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

