Form 10-Q
period 2013-06-30
Newport Bancorp Inc
filed 2013-08-14
CIK 1355855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

As of August 1, 2013 the registrant had 3,547,372 shares of common stock outstanding.

NEWPORT BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited) (Dollars in thousands)

Cash and due from banks	$17,182	$20,311
Short-term investments	1,695	15,732
Cash and cash equivalents	18,877	36,043

Securities held to maturity, at amortized cost	17,085	22,307
Federal Home Loan Bank stock, at cost	5,356	5,588
Loans	360,200	359,069
Allowance for loan losses	(3,911)	(4,031)
Loans, net	356,289	355,038

Premises and equipment	13,039	13,489
Accrued interest receivable	1,082	1,118
Net deferred tax asset	2,848	2,848
Bank-owned life insurance	11,214	11,456
Foreclosed real estate	160	—
Prepaid FDIC insurance	—	423
Other assets	662	1,103

Total assets	$426,612	$449,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$281,045	$289,674
Long-term borrowings	87,346	102,797
Accrued expenses and other liabilities	3,582	3,787
Total liabilities	371,973	396,258

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 19,000,000 shares authorized; 4,878,349 shares issued	49	49
Additional paid-in capital	50,187	50,085
Retained earnings	22,548	21,843
Unearned compensation (195,134 and 208,143 shares at
June 30, 2013 and December 31, 2012, respectively)	(1,951)	(2,081)
Treasury stock, at cost (1,333,627 shares and 1,378,627 shares)
at June 30, 2013 and December 31, 2012, respectively)	(16,194)	(16,741)
Total stockholders’ equity	54,639	53,155
Total liabilities and stockholders’ equity	$426,612	$449,413

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per share data)

Interest and dividend income:
Loans	$4,052	$4,432	$8,188	$8,991
Securities	237	394	511	827
Other interest-earning assets	10	17	25	35
Total interest and dividend income	4,299	4,843	8,724	9,853

Interest expense:
Deposits	275	302	562	621
Short-term borrowings	2	—	2	—
Long-term borrowings	692	1,134	1,430	2,264
Total interest expense	969	1,436	1,994	2,885

Net interest income	3,330	3,407	6,730	6,968
Provision for loan losses	14	341	14	622

Net interest income, after provision for loan losses	3,316	3,066	6,716	6,346

Non-interest income:
Customer service fees	519	489	933	926
Bank-owned life insurance	91	89	185	188
Miscellaneous	1	7	14	14
Total non-interest income	611	585	1,132	1,128

Non-interest expenses:
Salaries and employee benefits	1,524	1,697	3,099	3,471
Occupancy and equipment	571	564	1,117	1,092
Data processing	408	400	832	802
Professional fees	123	183	235	336
Merger expenses	98	—	628	—
Marketing	88	164	217	311
FDIC insurance	71	72	137	148
Other general and administrative	165	205	316	359
Total non-interest expenses	3,048	3,285	6,581	6,519

Income before income taxes	879	366	1,267	955

Provision for income taxes	315	113	562	300

Net income and comprehensive income	$564	$253	$705	$655

Weighted-average shares outstanding:
Basic	3,343,084	3,317,471	3,323,102	3,315,234
Diluted	3,443,387	3,353,128	3,423,240	3,340,903

Earnings per share:
Basic	$.17	$.08	$.21	$.20
Diluted	$.16	$.08	$.21	$.20

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)
 (Dollars in thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Unearned	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Stock	Equity
Balance at December 31, 2011	4,878,349	$49	$50,282	$20,282	$(2,413)	$(16,546)	$51,654

Comprehensive income	—	—	—	655	—	—	655
Share-based compensation – restricted stock	—	—	(4)	—	48	—	44
Share-based compensation – options	—	—	69	—	—	—	69
Stock options exercised (1,982 shares)	—	—	—	—	—	25	25
ESOP shares committed to be released (13,009 shares)	—	—	43	—	130	—	173
Purchase of treasury shares (5,900 shares)	—	—	—	—	—	(81)	(81)
Balance at June 30, 2012	4,878,349	$49	$50,390	$20,937	$(2,235)	$(16,602)	$52,539
Balance at December 31, 2012	4,878,349	$49	$50,085	$21,843	$(2,081)	$(16,741)	$53,155
Comprehensive income	—	—	—	705	—	—	705
Stock options exercised (45,000 shares)	—	—	16	—	—	547	563
ESOP shares committed to be released (13,009 shares)	—	—	86	—	130	—	216
Balance at June 30, 2013	4,878,349	$49	$50,187	$22,548	$(1,951)	$(16,194)	$54,639

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$705	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14	622
Accretion of securities	(84)	(103)
Loss on sales of foreclosed real estate	—	10
Amortization of net deferred loan fees	(181)	(368)
Depreciation and amortization of premises and equipment	457	470
Share-based compensation and ESOP allocation	216	286
Income from bank-owned life insurance	(185)	(188)
Net change in:
Accrued interest receivable	36	55
Prepaid FDIC insurance	423	142
Other assets	441	(223)
Accrued expenses and other liabilities	(205)	(285)
Net cash provided by operating activities	1,637	1,073

Cash flows from investing activities:
Purchases of securities held to maturity	—	(7,995)
Principal payments received on securities held to maturity	5,306	7,009
Redemption of Federal Home Loan stock	232	142
Net loan originations	(1,244)	(15,783)
Proceeds from bank-owned life insurance	427	—
Proceeds from sales of foreclosed real estate	—	304
Additions to premises and equipment	(7)	(82)
Net cash provided (used) by investing activities	4,714	(16,405)

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,629)	6,993
Proceeds from long-term borrowings	—	5,052
Repayment of long-term borrowings	(15,451)	—
Stock options exercised	563	25
Purchase of treasury stock	—	(81)
Net cash (used) provided by financing activities	(23,517)	11,989

Net change in cash and cash equivalents	(17,166)	(3,343)
Cash and cash equivalents at beginning of period	36,043	31,074
Cash and cash equivalents at end of period	$18,877	$27,731

Supplementary information:
Interest paid on deposit accounts	$563	$625
Interest paid on borrowings	1,478	2,267
Income taxes paid, net of refunds	387	469
Transfers from loans to foreclosed real estate	160	193

See accompanying notes to unaudited consolidated financial statements.

NEWPORT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – PROPOSED MERGER ANNOUNCEMENT

On March 5, 2013, Newport Bancorp, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Financial Group, Inc. (“SI Financial”), the holding company of Savings Institute Bank and Trust Company, pursuant to which the Company will merge with and into SI Financial, with SI Financial as the surviving entity (the “Merger”). In addition, Newport Federal Savings Bank (the “Bank” or “Newport Federal”) will merge with and into Savings Institute Bank and Trust Company. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock will be converted into the right to receive either $17.55 in cash or 1.5129 shares of SI Financial common stock in exchange for each share of Company common stock held by them, subject to proration procedures so that 50 percent of the outstanding shares of Company common stock is converted into SI Financial common stock and the balance is converted into cash consideration.

The Merger Agreement contains certain provisions under which the Merger Agreement may be terminated. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay SI Financial a termination fee of $2.45 million.

The completion of the Merger is subject to customary closing conditions, including regulatory approval and approval of stockholders of the Company and SI Financial. The Company’s shareholders will vote upon a proposal to approve and adopt the Merger Agreement at the Company’s annual meeting of shareholders. The annual meeting of shareholders will be held at 2:30 p.m., local time, on August 15, 2013 at the International Tennis Hall of Fame, 194 Bellevue Avenue, Newport, Rhode Island.

SI Financial is headquartered in Willimantic, CT and had total assets of $953.2 million at December 31, 2012.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of Newport Bancorp, Inc. (the “Company”), its wholly-owned subsidiary, the Bank and the Bank’s wholly-owned subsidiary, Newport Federal Investments, Inc. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Newport Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3 –SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2013
Government-sponsored enterprise
residential mortgage-backed securities	$17,085	$1,306	$—	$18,391

December 31, 2012

Government-sponsored enterprise
residential mortgage-backed securities	$22,307	$2,199	$—	$24,506

At June 30, 2013 and December 31, 2012, certain mortgage-backed securities were pledged to secure repurchase agreements (see Note 10).

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

There were no changes during the three and six month periods ended June 30, 2013 in the Company’s loan policies, including those pertaining to non-accrual loans, troubled debt restructurings and the allowance for loan losses methodology.

The following is a summary of the balances of loans at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Mortgage loans:
One-to-four family residential	$234,151	$228,428
Equity loans and lines of credit	15,996	16,995
Commercial and multi-family residential	104,189	109,372
Construction	5,795	4,117
	360,131	358,912
Other loans:
Commercial loans	906	998
Consumer loans	353	311
Total loans	361,390	360,221

Less: Allowance for loan losses	(3,911)	(4,031)
Net deferred loan fees	(1,190)	(1,152)

Loans, net	$356,289	$355,038

The following table provides further information pertaining to the allowance for loan losses:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and Multi-Family		Other
	Residential	of Credit	Residential	Construction	Loans	Total
	(In thousands)

Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$1,219	$129	$2,490	$125	$20	$3,983
Provision (credit) for loans losses	20	(2)	10	(13)	(1)	14
Loans charged-off	—	—	(93)	—	—	(93)
Recoveries of loans
previously charged-off	—	—	7	—	—	7
Balance at end of period	$1,239	$127	$2,414	$112	$19	$3,911

Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$1,212	$134	$2,589	$76	$20	$4,031
Provision (credit) for loans losses	27	(7)	(41)	36	(1)	14
Loans charged-off	—	—	(160)	—	—	(160)
Recoveries of loans
previously charged-off	—	—	26	—	—	26
Balance at end of period	$1,239	$127	$2,414	$112	$19	$3,911

Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,076	$139	$2,376	$58	$30	$3,679
Provision (credit) for loans losses	47	(2)	301	(6)	1	341
Loans charged-off	—	—	(363)	—	—	(363)
Recoveries of loans
previously charged-off	—	—	12	—	—	12
Balance at end of period	$1,123	$137	$2,326	$52	$31	$3,669

Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$1,070	$147	$2,373	$94	$25	$3,709
Provision (credit) for loans losses	53	15	590	(42)	6	622
Loans charged-off	—	(25)	(663)	—	—	(688)
Recoveries of loans
previously charged-off	—	—	26	—	—	26
Balance at end of period	$1,123	$137	$2,326	$52	$31	$3,669

The following table provides further information pertaining to the allowance for loan losses and impaired loans:

	One-to-Four	Equity Loans	Commercial
	Family	and Lines	and Multi-Family		Other
	Residential	of Credit	Residential	Construction	Loans	Total
	(In thousands)
June 30, 2013
Amount of allowance for loan losses
for loans deemed to be impaired	$70	$7	$182	$—	$—	$259

Amount of allowance for loan losses
for loans not deemed to be impaired	1,169	120	2,232	112	19	3,652
Total allowance for loan losses	$1,239	$127	$2,414	$112	$19	$3,911

Recorded investment in:
Loans deemed to be impaired	$512	$56	$5,211	$—	$—	$5,779
Loans deemed not to be impaired	233,639	15,940	98,978	5,795	1,259	355,611
Total	$234,151	$15,996	$104,189	$5,795	$1,259	$361,390

December 31, 2012
Amount of allowance for loan losses
for loans deemed to be impaired	$72	$7	$203	$—	$—	$282

Amount of allowance for loan losses
for loans not deemed to be impaired	1,140	127	2,386	76	20	3,749
Total allowance for loan losses	$1,212	$134	$2,589	$76	$20	$4,031

Recorded investment in:
Loans deemed to be impaired	$518	$56	$5,176	$—	$—	$5,750
Loans deemed not to be impaired	227,910	16,939	104,196	4,117	1,309	354,471
Total	$228,428	$16,995	$109,372	$4,117	$1,309	$360,221

The following is a summary of past due and non-accrual loans at June 30, 2013 and December 31, 2012:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
June 30, 2013	(In thousands)

Mortgage loans:
One-to-four family residential	$500	$—	$—	$500	$—
Equity loans and lines of credit	89	—	—	89	—
Commercial and multi-family residential	608	—	733	1,341	1,639
Total	$1,197	$—	$733	$1,930	$1,639

December 31, 2012

Mortgage loans:
One-to-four family residential	$1,075	$—	$—	$1,075	$518
Equity loans and lines of credit	—	—	—	—	56
Commercial and multi-family residential	—	—	1,209	1,209	1,586
Total	$1,075	$—	$1,209	$2,284	$2,160

At June 30, 2013 and December 31, 2012, there were no loans greater than ninety days past due and still accruing interest.

Further information pertaining to impaired loans follows:

	June 30, 2013		December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Commercial and multi-family residential	$2,840	$3,156	$2,781	$2,970

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
			(In thousands)
Impaired loans with a valuation allowance:
Mortgage loans:
One-to-four family residential	$512	$512	$70	$518	$518	$72
Equity loans and lines of credit	56	56	7	56	56	7
Commercial and multi-family residential	2,371	2,371	182	2,395	2,395	203
Total	$2,939	$2,939	$259	$2,969	$2,969	$282

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$638	$7	$—	$586	$15	$—
Equity loans and lines of credit	145	2	—	107	2	—
Commercial and multi-family residential	4,910	21	21	4,919	132	42
Total	$5,693	$30	$21	$5,612	$149	$42

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Mortgage loans:
One-to-four family residential	$1,129	$—	$—	$1,123	$6	$6
Equity loans and lines of credit	134	—	—	125	—	—
Commercial and multi-family residential	3,824	5	5	3,300	28	23
Total	$5,087	$5	$5	$4,548	$34	$29

There were no additional funds committed to be advanced in connection with impaired loans at June 30, 2013 and December 31, 2012.

The following is a summary of troubled debt restructurings for the three months ended March 31, 2013 and June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Three Months Ended June 30, 2013
Commercial and multi-family residential	2	$548	$548

Three Months Ended March 31, 2013
Commercial and multi-family residential	1	$740	$740

For all loans noted above the maturity term was extended for less than one year. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on all troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default, defined as 30 days past due, during the six months ended June 30, 2013:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)

Commercial and multi-family residential	2	$1,092

There were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2013, and for which the default was within one year of the restructure date.

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

Information pertaining to the Company’s loans by risk rating follows:

	Commercial and
	Multi-family
	Residential	Construction	Commercial	Total
	(In thousands)
June 30, 2013

Loans rated 1 - 4	$74,446	$794	$857	$76,097
Loans rated 5	8,744	5,001	35	13,780
Loans rated 6	10,623	—	14	10,637
Loans rated 7	10,376	—	—	10,376
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$104,189	$5,795	$906	$110,890

December 31, 2012

Loans rated 1 - 4	$78,391	$1,343	$976	$80,710
Loans rated 5	10,252	2,774	—	13,026
Loans rated 6	10,395	—	22	10,417
Loans rated 7	10,334	—	—	10,334
Loans rated 8	—	—	—	—
Loans rated 9	—	—	—	—
	$109,372	$4,117	$998	$114,487

The Company utilizes a rating scale of pass, special mention, substandard or doubtful for one-to-four family residential loans and equity loans and lines of credit. On a quarterly basis, or more often if needed, the Company reviews the ratings of these loans and makes adjustments as deemed necessary. At June 30, 2013, residential one-to-four family residential loans rated substandard amounted to $512,000 and equity loans and lines of credit rated substandard amounted to $56,000. At December 31, 2012, residential one-to-four family residential loans rated substandard amounted to $518,000 and equity loans and lines of credit rated substandard amounted to $56,000. All other one-to-four family residential loans and equity loans and lines of credit were classified as pass at June 30, 2013 and December 31, 2012.

NOTE 5 – COMMITMENTS

Outstanding loan commitments totaled $29.5 million at June 30, 2013, as compared to $21.8 million as of December 31, 2012. Loan commitments consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Net income applicable to common stock	$564	$253	$705	$655

Weighted average number of common shares issued	4,878	4,878	4,878	4,878
Less: Weighted average treasury shares	(1,337)	(1,373)	(1,353)	(1,372)
Less: Weighted average unallocated ESOP shares	(198)	(224)	(202)	(228)
Add: Weighted average unvested restricted stock
plan shares with non-forfeitable dividend rights	—	36	—	37
Weighted average number of common shares outstanding
used to calculate basic earnings per common share	3,343	3,317	3,323	3,315

Effect of dilutive stock options	100	36	100	26
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share	3,443	3,353	3,423	3,341

There were no anti-dilutive shares for each of the three and six-month periods ended June 30, 2013 and 2012.

NOTE 7 – EQUITY INCENTIVE PLAN

The following table presents the activity for the Company’s 2007 Equity Incentive Plan as of and for the six months ended June 30, 2013.

	Stock Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
	(In thousands)

Outstanding at beginning of period	469,767	$12.50	5.07
Granted	—	—	—
Exercised shares	(45,000)	12.50	4.94

Outstanding at end of period	424,767	$12.50	4.57	$1,929

Options exercisable at end of period	424,767	$12.50	4.57	$1,929

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

Shares held by the Employee Stock Ownership Plan (“ESOP”) consist of the following:

June 30,
2013

Allocated	167,476
Committed to be allocated	26,018
Unallocated	195,134

388,628

The fair value of unallocated ESOP shares was $3,325,000 at June 30, 2013.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2013 and 2012 was $110,000 and $216,000, respectively and $89,000 and $173,000, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets carried at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012. The losses represent the amounts recorded during 2013 and 2012 on the assets held at June 30, 2013 and December 31, 2012, respectively.

				Total Losses
				Three Months Ended		Six Months Ended
	At June 30, 2013			June 30,		June 30,
	Level 1	Level 2	Level 3	2013	2012	2013	2012
	(In thousands)

Impaired loans	$—	$—	$533	$60	$302	$128	$627
Foreclosed real estate	—	—	160	32	61	32	61
	$—	$—	$693	$92	$363	$160	$688

				Year Ended
	At December 31, 2012			December 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$—	$—	$1,145	$295
	$—	$—	$1,145	$295

Losses on impaired loans are reflected in the provision for loan losses and are based on the appraised value of the underlying collateral, adjusted for selling costs, and may be discounted based on management’s estimates of changes in market conditions from time of valuation. Foreclosed assets were adjusted to fair value using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. The loss on foreclosed assets represents adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.

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

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$18,877	$18,877	$—	$—	$18,877
Securities held to maturity	17,085	—	18,391	—	18,391
FHLB stock	5,356	—	—	5,356	5,356
Loans, net	356,289	—	—	377,857	377,857
Accrued interest receivable	1,082	—	—	1,082	1,082

Financial liabilities:
Deposits	281,045	—	—	282,152	282,152
Long-term borrowings	87,346	—	—	89,321	89,321
Accrued interest payable	225	—	—	225	225

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$36,043	$36,043	$—	$—	$36,043
Securities held to maturity	22,307	—	24,506	—	24,506
FHLB stock	5,588	—	—	5,588	5,588
Loans, net	355,038	—	—	381,745	381,745
Accrued interest receivable	1,118	—	—	1,118	1,118

Financial liabilities:
Deposits	289,674	—	—	290,210	290,210
Long-term borrowings	102,797	—	—	105,811	105,811
Accrued interest payable	296	—	—	296	296

NOTE 10 – SECURED BORROWINGS AND ASSETS PLEDGED AS COLLATERAL

FHLB borrowings at June 30, 2013 and December 31, 2012 amounted to $72.3 million and $87.8 million, respectively. All FHLB borrowings are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain pledged commercial mortgages and 65% of the carrying value of certain pledged multi-family real estate loans. At June 30, 2013 and December 31, 2012, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $219.8 million and $218.4 million, respectively.

During 2008, the Company entered into a repurchase agreement for $15,000,000 at a rate of 2.58%. This agreement matures in November 2013 and is callable on a quarterly basis.

The securities collateralizing this repurchase agreement are classified as securities held to maturity and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Government-sponsored enterprise residential mortgage-backed securities pledged to secure this agreement have a carrying value of $17.1 million and $22.3 million and a fair value of $18.4 million and $24.5 million at June 30, 2013 and December 31, 2012, respectively. These mortgage-backed securities are held to maturity and cannot be sold. In addition, the Company had $4.0 million in cash pledged as collateral to secure this agreement at June 30, 2013 and December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2012 Annual Report on Form 10-K, the Company considers the allowance for loan losses and the valuation of the net deferred tax asset to be our critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2012.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets at June 30, 2013 were $426.6 million, a decrease of $22.8 million, or 5.1%, compared to $449.4 million at December 31, 2012. The decrease in assets was concentrated in cash and cash equivalents and securities held to maturity, as funds were used to pay down long-term borrowings and fund deposit outflows.

Cash and cash equivalents decreased by $17.2 million, or 47.6%, and securities held to maturity declined $5.2 million, or 23.4%, providing funding for an $8.6 million decrease in deposits and a $15.5 million decrease in long-term borrowings.

The net loan portfolio increased by $1.3 million, or 0.4%, during the first half of 2013. The loan portfolio increase was attributable to an increase in one-to-four family residential mortgage loans (an increase of $5.7 million, or 2.5%), and construction loans (an increase of $1.7 million, or 40.8%), partially offset by decreases in home equity loans and lines (a decrease of $999,000, or 5.9%), and commercial mortgage loans (a decrease of $5.2 million, or 4.7%).

For the six months ended June 30, 2013, deposit balances decreased by $8.6 million, or 3.0%. The decrease in deposits occurred in NOW/Demand accounts (a decrease of $2.9 million, or 2.2%), money market accounts (a decrease of $3.5 million, or 7.8%) and time deposit accounts (a decrease of $2.4 million, or 3.2%), partially offset by a slight increase in savings accounts (an increase of $149,000, or 0.4%). As interest rates continue to be at an all-time low, customers are placing their deposits with alternative resources, earning higher interest yields.

Borrowings, consisting of FHLB advances and one repurchase agreement totaling $15.0 million, decreased $15.5 million, or 15.0%, to $87.3 million at June 30, 2013, due to FHLB advances that matured during the first six months of 2013, compared to an outstanding balance of $102.8 million at December 31, 2012.

Total stockholders’ equity at June 30, 2013 was $54.6 million compared to $53.2 million at December 31, 2012. The increase in stockholders’ equity was primarily attributable to net income and exercised stock options.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General. Net income increased by $311,000, or 122.9%, to $564,000 for the three months ended June 30, 2013, compared to $253,000 for the three months ended June 30, 2012. The increase was primarily due to decreases in the non-interest expenses and the provision for loan losses, partially offset by a decrease in net interest income.

Net income increased by $50,000, or 7.6%, to $705,000 for the six months ended June 30, 2013, compared to $655,000 for the six months ended June 30, 2012. The increase was primarily due to a decrease in the provision for loan losses.

Net Interest Income. Net interest income was $3.3 million and $3.4 million for the quarters ended June 30, 2013 and June 30, 2012, respectively. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. The Company’s second quarter 2013 interest rate spread increased to 3.30% from 3.11% for the second quarter of 2012, an increase of 19 basis points.

Net interest income for the six months ended June 30, 2013 was $6.7 million, which was $238,000, or 3.4%, less than net interest income of $7.0 million for the six months ended June 30, 2012. The decrease in net interest income is due to a decrease in the interest earned on loans and securities, partially offset by a decrease in expense from deposits and borrowings. For the six months ended June 30, 2013, the interest rate spread increased to 3.31% from 3.25% for the six months ended June 30, 2012, an increase of 6 basis points.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,740	$4,052	4.54%	$360,419	$4,432	4.92%
Securities	18,435	237	5.14	36,227	394	4.35
Other interest-earning assets	6,857	10	0.58	18,031	17	0.38
Total interest-earning assets	382,032	4,299	4.50	414,677	4,843	4.67

Bank-owned life insurance	11,154			11,216
Noninterest-earning assets	35,072			39,470
Total assets	$428,258			$465,363

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$75,854	40	0.21	$77,405	57	0.29
Savings accounts	38,530	8	0.08	34,499	6	0.08
Money market accounts	42,864	25	0.23	47,346	31	0.26
Certificates of deposit	73,492	202	1.10	69,876	208	1.19
Total interest-bearing deposits	230,740	275	0.48	229,126	302	0.53

Borrowings	91,693	694	3.03	138,763	1,134	3.27
Total interest-bearing liabilities	322,433	969	1.20	367,889	1,436	1.56

Demand deposits	46,690			40,769
Noninterest-bearing liabilities	4,660			4,020
Total liabilities	373,783			412,678

Stockholders’ equity	54,475			52,685
Total liabilities and stockholders’ equity	$428,258			$465,363

Net interest income		$3,330			$3,407
Interest rate spread			3.30%			3.11%
Net interest margin			3.49%			3.29%
Average interest-earning assets to average interest-bearing liabilities			118.48%			112.72%

Total interest and dividend income decreased $544,000, or 11.2%, between the two three-month periods due to a decrease in interest earned on both loans and securities. Interest earned on loans decreased $380,000, or 8.6%, for the three months ended June 30, 2013 due to a decrease in the average yield earned on loans and a decrease in the average balance of loans. Average loans decreased 1.0% to $356.7 million for the three months ended June 30, 2013 from $360.4 million for the three months ended June 30, 2012, while the yield earned on loans decreased to 4.54% for the three months ended June 30, 2013 from 4.92% for the three months ended June 30, 2012 due to a declining long-term interest rate environment. Interest earned on securities decreased $157,000 due to the decrease in the average balance of securities to $18.4 million for the three months ended June 30, 2013 from $36.2 million for the three months ended June 30, 2012, partially offset by the 79 basis point increase in the average yield earned on securities, due to the maturity of a low yielding short-term U.S. Treasury security purchased during the first half of 2012. Interest earned on other-interest earning assets decreased by $7,000 for the three months ended June 30, 2013 from the three months ended June 30, 2012, due to the decrease in the average balance of other interest-earning assets.

Total interest expense decreased $467,000 to $1.0 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012, due to a 36 basis point decrease in the total average cost of interest-bearing liabilities, including a 24 basis point decrease in the total average cost of borrowings. The cost of total borrowings for the three months ended June 30, 2013 totaled $694,000, a decrease of $440,000, or 38.7%, from the three months ended June 30, 2012. This decrease was due to a $47.1 million decrease in the average balance to $91.7 million from $138.8 million. The reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $17,000, and 8 basis points in the average cost), money market accounts (a decrease of $6,000, and 3 basis points in the average cost), and certificate of deposit accounts (a decrease of $6,000, and 9 basis points in the average cost), partially offset by an increase in savings accounts (an increase of $1,000, and no change in the average cost).

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,447	$8,188	4.59%	$354,643	$8,991	5.07%
Securities	19,748	511	5.18	36,425	827	4.54
Other interest-earning assets	9,126	25	0.55	16,631	35	0.42
Total interest-earning assets	385,321	8,724	4.53	407,699	9,853	4.83

Bank-owned life insurance	11,186			11,171
Noninterest-earning assets	35,944			41,779
Total assets	$432,451			$460,649

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,131	90	0.24	$74,916	114	0.30
Savings accounts	38,778	16	0.08	33,618	14	0.08
Money market accounts	44,582	53	0.24	48,610	63	0.26
Certificates of deposit	74,096	403	1.09	69,959	430	1.23
Total interest-bearing deposits	233,587	562	0.48	227,103	621	0.55

Borrowings	93,825	1,432	3.05	136,386	2,264	3.32
Total interest-bearing liabilities	327,412	1,994	1.22	363,489	2,885	1.59

Demand deposits	46,289			40,103
Noninterest-bearing liabilities	4,642			4,603
Total liabilities	378,343			408,195

Stockholders’ equity	54,108			52,454
Total liabilities and stockholders’ equity	$432,451			$460,649

Net interest income		$6,730			$6,968
Interest rate spread			3.31%			3.25%
Net interest margin			1.75%			3.42%
Average interest-earning assets to average interest-bearing liabilities			117.69%			112.16%

Total interest and dividend income decreased $1.1 million, or 11.5%, between the two six-month periods primarily due to a decrease in interest earned on loans and securities. Interest earned on loans decreased $803,000, or 8.9%, for the six months ended June 30, 2013 due to a decrease in the average yield earned on loans, partially offset by an increase in the average balance of loans. Average loans increased 0.5% to $356.4 million for the six months ended June 30, 2013 from $354.6 million for the six months ended June 30, 2012. The yield earned on loans decreased to 4.59% for the six months ended June 30, 2013 from 5.07% for the six months ended June 30, 2012, due to a declining long-term interest rate environment. Interest earned on securities decreased $316,000 due to the decrease in the average balance of securities to $19.7 million for the six months ended June 30, 2013 from $36.4 million for the six months ended June 30, 2012, partially offset by a 64 basis point increase in the average yield earned on securities. Interest earned on other-interest earning assets decreased to $25,000 for six months ended June 30, 2013 from $35,000 for the six months ended June 30, 2012, primarily due to the decrease in the average balance of other interest-earning assets.

Total interest expense decreased $891,000 to $2.0 million for the six months ended June 30, 2013 from $2.9 million for the six months ended June 30, 2012, due to a 37 basis point decrease in the total average cost of interest-bearing liabilities, including a 27 basis point decrease in the total average cost of borrowings. The cost of total borrowings for the six months ended June 30, 2013 totaled $1.4 million, a decrease of $832,000, or 36.8%, from the six months ended June 30, 2012, also attributable to the $42.6 million decrease in the average balance of total borrowings. The reductions in interest expense related to interest-bearing deposits were seen in demand deposit accounts (a decrease of $24,000, and 6 basis points in the average cost), money market accounts (a decrease of $10,000, and 2 basis points in the average cost), and certificate of deposit accounts (a decrease of $27,000, and 14 basis points in the average cost). These reductions were partially offset by an increase in savings accounts (an increase of $2,000, and no change in basis points in the average cost). The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and the decline in higher cost long-term FHLB advances. Also, contributing to the decline in borrowings was the maturity of a $25.0 million repurchase agreement in November of 2012.

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

	For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$(45)	$(335)	$(380)
Securities	(533)	376	(157)
Other interest-earning assets	(43)	36	(7)
Total interest-earning assets	(621)	77	(544)

Interest Expense:
Deposits	14	(41)	(27)
Borrowings	(361)	(79)	(440)
Total interest-bearing liabilities	(347)	(120)	(467)
Change in net interest income	$(274)	$197	$(77)

	For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Loans	$132	$(935)	$(803)
Securities	(596)	280	(316)
Other interest-earning assets	(31)	21	(10)
Total interest-earning assets	(495)	(634)	(1,129)

Interest Expense:
Deposits	46	(105)	(59)
Borrowings	(661)	(171)	(832)
Total interest-bearing liabilities	(615)	(276)	(891)
Change in net interest income	$120	$(358)	$(238)

Provision for Loan Losses. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The Company’s loan loss provision for the three months ended June 30, 2013 was $14,000 compared to $341,000 for the three months ended June 30, 2012. The Company’s loan loss provision for the six months ended June 30, 2013 was $14,000 compared to $622,000 for the six months ended June 30, 2012. The provision for the first half of 2013 decreased compared to the provision for the first half of 2012, due to changes in the loan portfolio mix, a decrease in non-performing loans as a result of loan payoffs and a decrease in charge-offs, partially offset by loan growth and an increase in allocated reserves for loans that have been restructured. At June 30, 2013 there were $21.5 million of classified and criticized loans compared to $21.3 million of such loans at December 31, 2012. At June 30, 2013, loans classified as special mention totaled $10.6 million, which consisted of commercial and multi-family real estate mortgages, compared to $10.4 million at December 31, 2012. Loans classified as substandard, including all impaired loans, totaled $10.9 million at June 30, 2013 and December 31, 2012. Total classified and criticized loans represent 6.0% of the Company’s total gross loans at June 30, 2013, compared to 4.9% at June 30, 2012. There were no changes in the methodology of calculating the allowance for loan losses from the first six months of 2012 through the first six months of 2013. The allowance for loan losses to total loans was 1.09%, 1.12% and 1.00% at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

The following table provides information with respect to our non-performing assets at the dates indicated. There were no accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$—	$518	$1,133
Commercial and multi-family	1,639	1,586	4,935
Equity loans and lines of credit	—	56	57
Total nonaccrual loans	1,639	2,160	6,125
Foreclosed real estate	160	—	715
Total non-performing assets	1,799	2,160	6,840
Performing troubled debt restructurings	3,675	3,116	—
Total non-performing assets and performing troubled debt restructurings	$5,474	$5,276	$6,840
Total non-performing loans to total loans	0.46%	0.60%	1.68%
Total non-performing assets to total assets	0.42%	0.48%	1.47%

Non-performing assets were $1.8 million at June 30, 2013, a decrease of $361,000, from December 31, 2012. There were $6.8 million of non-performing assets at June 30, 2012. The decrease in non-performing loans is a result of loan payoffs.

Net loan charge-offs totaling $86,000 and $351,000 were recognized during the quarters ended June 30, 2013 and 2012, respectively. Net loan charge-offs totaling $134,000 and $662,000 were recognized during the six months ended June 30, 2013 and 2012, respectively.

Non-interest Income. Non-interest income for the three months ended June 30, 2013 totaled $611,000, an increase of $26,000, or 4.4%, compared to $585,000 for the three months ended June 30, 2012. The increase in non-interest income between the periods is primarily due to a $30,000 increase in net fees earned on checking accounts and a $2,000 increase in bank-owned life insurance income, partially offset by a $6,000 decrease in miscellaneous income.

Non-interest income for the first six months of 2013 totaled $1.1 million, an increase of $4,000, or 0.4%, compared to the first six months of 2012. The increase in non-interest income for the six months ended June 30, 2013 when compared to the same period in 2012 is primarily due to a $7,000 increase in net fees earned on checking accounts, partially offset by a $3,000 decrease in bank-owned life insurance income.

Non-interest Expense. Non-interest expenses totaled $3.0 million for the quarter ended June 30, 2013 compared to $3.3 million for the quarter ended June 30, 2012. The $237,000 decrease between periods is due to decreases in salaries and employee benefits, professional fees, marketing costs and other general and administrative costs, partially offset by an increase in merger expenses. Salaries and employee benefits decreased primarily due to a reduction in staffing levels and a reduction in benefit costs. Professional fees decreased due to the reduction of accruals for annual professional services that will not occur in 2013 but did in 2012, due to the impending merger. The decrease in marketing costs is the result of a continued effort by management to control advertising and marketing expenses. Other general and administrative costs decreased due to a reduction in foreclosed real estate expenses.

For the six months ended June 30, 2013, non-interest expenses totaled $6.6 million, an increase of $62,000, or 1.0%, compared to the same period in 2012. The increase between periods is attributable primarily to expenses of $628,000 related to the Agreement and Plan of Merger entered into by the Company on March 5, 2013. In addition, there were smaller increases in occupancy and equipment expense and data processing fees, and decreases in salaries and employee benefits, professional fees, marketing costs, FDIC insurance and other general and administrative costs. The increase in occupancy and equipment expense is due to a stormier winter during 2013 compared to the same period in 2012, which resulted in an increase of operating costs associated with the maintenance of the Bank’s branches. The decrease in salaries and benefits is primarily due to a reduction in pension costs and the conclusion of the stock-based compensation expense amortization in 2012 associated with option grants and restricted stock awards. The decrease in professional fees is due to the reduction in annual audit expenses. The decrease in marketing costs is the result of a continued effort by management to control advertising and marketing expenses. The decrease in FDIC insurance is due to the decrease in consolidated total assets less tangible equity in the first half of 2013 compared to the first half of 2012, resulting in a lower expense in deposit insurance coverage.

Income Taxes. The provision for income taxes for the three months ended June 30, 2013 was $315,000 compared to $113,000 for the three months ended June 30, 2012. The increase in the tax provision is due to higher income before taxes of $879,000 for the three months ended June 30, 2013, compared to net income before income taxes of $366,000 for the three months ended June 30, 2012. The effective tax rate for the second quarter of 2013 was 35.8%, versus 30.9% for the 2012 period. The increase in the effective tax rate is due to the non-tax deductible merger-related expenses recorded during the three months ended June 30, 2013.

The provision for income taxes for the six months ended June 30, 2013 was $562,000, compared to $300,000 for the six months ended June 30, 2012. The increase in the tax provision is due to higher income before taxes of $1.3 million for the six months ended June 30, 2013, compared to net income before income taxes of $955,000 million for the six months ended June 30, 2011. The effective tax rate for the six-month period of 2013 was 44.4%, versus 31.4% for the 2012 period. The increase in the effective tax rate is due to $468,000 of non-tax deductible merger-related expenses recorded in the first six months of 2013 as a result of the Agreement and Plan of Merger entered into by the Company on March 5, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $18.9 million. On June 30, 2013, we had $72.3 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $85.1 million from the Federal Home Loan Bank of Boston.

At June 30, 2013, we had $29.5 million in loan commitments outstanding, which consisted of $7.6 million of real estate loan commitments, $14.1 million in unused home equity lines of credit, $4.8 million in construction loan commitments and $2.3 million in commercial lines of credit commitments. Certificates of deposit due within one year of June 30, 2013 totaled $36.9 million, or 50.4% of certificates of deposit. This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At June 30, 2013, Newport Federal was subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net EVE at May 31, 2013 (the most current information available), that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its EVE at June 30, 2013 is consistent with the table below.

	Net EVE			Net EVE as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	EVE Ratio	Change (bp)
	(Dollars in thousands)
400	$46,830	$(14,099)	(23.1)	11.79%	(201)
300	49,683	(11,246)	(18.5)	12.18%	(161)
200	53,888	(7,041)	(11.6)	12.86%	(93)
100	57,883	(3,046)	(5.0)	13.45%	(35)
0	60,929	—	—	13.80%	—
(100)	57,182	(3,747)	(6.1)	12.79%	(101)

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2012 Annual Report on Form 10-K. The Company’s evaluation of its risk factors has not changed materially since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	Information regarding the Company’s stock repurchases program for the quarter ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2013	0	N/A	N/A	119,170
May 2013	0	N/A	N/A	119,170
June 2013	0	N/A	N/A	119,170
Total	0	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Net Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the notes to the Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Bancorp, Inc.

Date: August 14, 2013	By:	/s/ Kevin M. McCarthy
Kevin M. McCarthy
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Bruce A. Walsh
Bruce A. Walsh
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

